Form 10QSB
period 1995-08-31
BIOSENSOR CORP
filed 1995-10-11
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         |X|QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended August 31, 1995

         |_|TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                             BIOSENSOR CORPORATION
______________________________________________________________________________
        MINNESOTA                                          41-1427114
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

13755 First Avenue North,
      Plymouth, Minnesota                                     55441
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number  (612) 449-9100


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    __X__          NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of September 25, 1995 is 2,800,555.


BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS

                                            August 31,        May 31,
                                               1995            1995
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                     $     8,720    $     4,750
  Receivables                                  410,980        395,309
  Inventories                                  407,959        432,486
  Prepaid expenses and other                    28,809         22,032
Total Current Assets                           856,468        854,577

DEPOSITS                                         8,666          9,643

PROPERTY AND EQUIPMENT at cost, net             62,705         65,334

                                           $   927,839    $   929,554



LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Note Payable to bank                     $    25,000    $    20,000
  Accounts payable
    Trade                                       90,493         96,120
    Other                                       10,000         20,000
  Accrued expenses
    Commissions                                 16,578         22,350
    Compensation                                47,293         43,333
    Warranty                                    23,375         22,467
    Other                                       29,954         27,182
Total Current Liabilities                      242,693        251,452

DEFERRED RENT                                    3,690          5,195

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share       140,028        140,028
  Additional paid-in capital                 2,939,947      2,939,947
  Accumulated deficit                       (2,398,519)    (2,407,068)
Total stockholders' equity                     681,456        672,907

                                           $   927,839    $   929,554


BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended August 31                               1995             1994
NET SALES                                              $   528,872    $   718,262

COSTS AND EXPENSES
  Cost of products sold                                    199,301        325,359
  Research, development and engineering                     39,597         68,523
  Sales and marketing                                      152,901        239,837
  General and administrative                               126,179        121,146
                                                           517,978        754,865

Operating income (loss)                                     10,894        (36,603)

Nonoperating Income (Expense), net                            (656)          1971

Income (Loss) before income taxes                           10,238        (34,632)

Federal and State Income Taxes                               1,689          2,622

Net Income (Loss)                                      $     8,549    $   (37,254)

EARNINGS (LOSS) PER COMMON SHARE AND
COMMON EQUIVALENT SHARE                                $      0.00    $      (.01)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
                                                         2,800,555      2,790,772


BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended August 31,                              1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  8,549    $ (37,254)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                             6,175        5,454
  (Gain) loss on sale of property and equipment                74          (73)
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                         (15,671)      47,819
      Inventories                                          24,527       (2,392)
      Other Assets                                         (5,800)      (1,398)
    Increase (decrease) in :
      Accounts payable                                     (5,627)      12,806
      Accrued expenses                                        363      (69,720)
Net cash provided by (used in) operations                  12,590      (44,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                      (10,000)     (30,000)
Purchase of property and equipment                         (4,620)        --
Proceeds from sale of property and equipment                1,000          600
Net cash used in investing activities                     (13,620)     (29,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                        55,000         --
Payments on note payable to bank                          (50,000)        --
Net proceeds from issuance of common stock                   --          1,500
Net cash provided by financing activities                   5,000        1,500

Increase (decrease ) in cash and cash equivalents           3,970      (72,658)
CASH AND CASH EQUIVALENTS
Beginning of period                                         4,750      125,208
End of period                                            $  8,720    $  52,550



BIOSENSOR CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

The Company is engaged in the development, manufacture and marketing of diagnostic equipment for physicians' offices, clinics and hospitals. The 24-hour ambulatory cardiac monitoring, EKG telemetry, pulmonary function, EKG and ambulatory blood pressure systems operate independently or in unison on an IBM compatible office computer. The company also manufactures cardiac monitors for OEM distributors.

NOTE 2.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1995.

The results of operations for the three months ended August 31, 1995, are not necessarily indicative of the operating results for the full year.


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $529,000 for the first quarter ended August 31, 1995 compared to sales of $718,000 for the first quarter ended August 31, 1994. In those same periods, cost of products sold as a percentage of sales were 38% and 45% respectively. In the second and third quarters of fiscal 1995, the Company reorganized its US sales force by moving to the use of independent sales representatives and increasing the emphasis on the profitability versus volume of sales. This reorganization has resulted in lower, but more profitable sales in the US market. The decrease in sales for the first quarter was also the result of decreased OEM telemetry sales. The Company believes healthcare reforms have resulted in a reduction in purchases of equipment sold by the manufacturers we supply. International sales were also down slightly in the first quarter of fiscal 1996, due to timing of purchases from international distributors.

Research, development and engineering expenditures decreased approximately $29,000 for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The decrease is due to decreases in personnel expenditures.

Sales and marketing expenses decreased $87,000 for the first quarter of fiscal 1996 compared to the first quarter of 1995. This decrease is a result of the reorganization of the US sales force to change to direct representatives who are compensated solely through commissions on sales versus base salaries and expenses paid to employee sales representatives in the first quarter of fiscal 1995.

General and administrative costs in the first quarter of 1996 were consistent with those in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $13,000. The net income of $9,000 and decrease in inventory of $24,000 were partially offset by an increase in receivables. The Company used cash of $14,000 for payments on the product line purchased in 1994 and for purchases of property and equipment. Cash provided by financing activities totaled $5,000 from net advances on the bank line of credit.

At August 31, 1995 the Company had working capital of $614,000. The Company also has a bank line of credit available of $150,000 due October 31, 1995 with interest at 2 percent over prime. The balance outstanding on the line was $25,000 at August 31, 1995. Advances are limited to a percentage of receivables and are secured by substantially all the assets of the Company. In addition, the line is personally guaranteed by the President of the Company. The line contains certain financial and other covenants which include current ratio and tangible net worth covenants, and prohibit the payment of dividends. The Company is currently in the process of obtaining a renewal of this line. Management believes that these sources, along with cash flows from operations will be sufficient to fund operations for fiscal 1996.


                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
Not Applicable.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BIOSENSOR CORPORATION



/s/ B. Steven Springrose
B. Steven Springrose
President and Chief Executive Officer

Date  October 11, 1995