Form 10QSB
period 1995-11-30
BIOSENSOR CORP
filed 1996-01-09
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended November 30, 1995

    [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION
------------------------------------------------------------------------------
        MINNESOTA                                   41-1427114
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

     13755 First Avenue North,
        Plymouth, Minnesota                                         55441
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number  (612) 449-9100


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   __ X __         NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 31, 1995 is 2,805,555.

BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------
                                             November 30,             May 31,
                                                 1995                   1995
                                             (Unaudited)
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                           $4,617                 $4,750
  Receivables                                   496,747                395,309
  Inventories                                   391,728                432,486
  Prepaid expenses and other                     21,091                 22,032
--------------------------------------------------------------------------------
Total Current Assets                            914,183                854,577
--------------------------------------------------------------------------------

DEPOSITS                                          8,666                  9,643
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT at cost, net              62,185                 65,334
--------------------------------------------------------------------------------

                                               $985,034               $929,554
================================================================================



--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
  Note Payable to bank                          $20,000                $20,000
  Accounts payable
    Trade                                       105,849                 96,120
    Other                                             -                 20,000
  Accrued expenses
    Commissions                                  12,654                 22,350
    Compensation                                 52,492                 43,333
    Warranty                                     20,525                 22,467
    Other                                        30,654                 27,182
--------------------------------------------------------------------------------
Total Current Liabilities                       242,174                251,452
--------------------------------------------------------------------------------

DEFERRED RENT                                     2,181                  5,195
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share        140,153                140,028
  Additional paid-in capital                  2,940,135              2,939,947
  Accumulated deficit                       (2,339,609)            (2,407,068)
--------------------------------------------------------------------------------
Total stockholders' equity                      740,679                672,907
--------------------------------------------------------------------------------

                                               $985,034               $929,554
================================================================================



BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


-------------------------------------------------------------------------------------------------------------------------------
                                                          For the Three Months Ended             For the Six Months Ended
                                                                 November 30,                          November 30,
                                                      --------------------------------------------------------------------------
                                                          1995                1994               1995                1994
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                  $570,056              $640,646        $1,098,928          $1,358,908
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                                     200,125               251,228           399,426             576,587
  Research, development and engineering                      40,342                69,521            79,939             138,044
  Sales and marketing                                       150,133               235,569           303,034             475,406
  General and administrative                                119,594               130,990           245,773             252,135
--------------------------------------------------------------------------------------------------------------------------------
                                                            510,194               687,308         1,028,172           1,442,172
--------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      59,862              (46,662)            70,756            (83,264)

Nonoperating Income (Expense), net                            (951)                 1,340           (1,607)               3,311
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                            58,911              (45,322)            69,149            (79,953)

Federal and State Income Taxes                                   --                   --              1,689              2,622
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                           $58,911             $(45,322)           $67,460           $(82,575)
================================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
EQUIVALENT SHARE                                              $ .02                $(.02)             $ .02              $(.03)
================================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES                                                    2,802,286             2,800,555         2,801,420           2,795,637
================================================================================================================================



BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

-----------------------------------------------------------------------------------------------------
Six Months Ended November 30,                                                  1995              1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $67,460         $(82,575)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                              12,313            10,908
  (Gain) loss on sale of property and equipment                                  74              (73)
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                         (101,438)            68,409
      Inventories                                                            40,758          (43,554)
      Other Assets                                                            1,918           (5,200)
    Increase (decrease) in:
      Accounts payable                                                        9,729             1,508
      Accrued expenses                                                      (2,022)          (76,007)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                    28,792         (126,584)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                                       (20,000)          (40,000)
Purchase of property and equipment                                         (10,238)                --
Proceeds from sale of property and equipment                                  1,000               600
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (29,238)          (39,400)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                                         110,000           110,000
Payments on note payable to bank                                          (110,000)          (60,000)
Net proceeds from issuance of common stock                                      313             1,500
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       313            51,500
-----------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                         (133)         (114,484)
CASH AND CASH EQUIVALENTS
Beginning of period                                                           4,750           125,208
-----------------------------------------------------------------------------------------------------
End of period                                                                $4,617           $10,724
=====================================================================================================



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

The results of operations for the three months and six months ended November 30, 1995, are not necessarily indicative of the operating results for the full year.


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $570,000 and $1,099,000 for the second quarter and six months ended November 30, 1995, respectively, compared to $641,000 and $1,359,000 for the second quarter and six months ended November 30, 1994. Cost of goods sold as a percentage of sales were 35% for the second quarter and 36% for the six months ended November 30, 1995. This is down from 39% and 42% for those same periods in the previous year. In the second and third quarters of fiscal 1995, the Company reorganized its US sales force by moving to the use of independent sales representatives and increasing the emphasis on the profitability versus volume of sales in the United States. This reorganization has resulted in a lower volume but more profitable sales in the US market. The decrease in sales was also the result of decreased OEM equipment sales. The Company believes U.S. healthcare reforms have resulted in a reduction in purchases of diagnostic equipment sold. These decreases in sales were slightly offset by increases in international sales.

Research, development and engineering expenditures decreased approximately $29,000 for the second quarter and $58,000 for the six months ended November 30, 1995 compared to the previous year. These decreases are due to decreases in research supplies and personnel expenditures.

Sales and marketing expenses decreased $85,000 for the second quarter and $172,000 for the six months ended November 30, 1995. These decreases are a result of the reorganization of the US sales force to change to sales representatives who are compensated solely through commission on sales versus base salaries and expense paid to employee sales representatives in the previous year.

General and administrative costs decreased $11,000 and $6,000 for the second quarter and six months ended November 30, 1995. These decreases are the result of decreased administrative costs relating to the OEM equipment sales.


LIQUIDITY AND CAPITAL RESOURCES

For the six month period ending November 30, 1995, cash provided by operations totaled $29,000. The net income of $67,000, decrease in inventory of $41,000 and increase in liabilities were offset by an increase in receivables. The Company used cash of $30,000 for payments on the product line purchased in 1994 and for purchases of property and equipment.

At November 30, 1995 the Company had working capital of $672,000. The Company also has a bank line of credit available of $150,000 due October 31, 1996 with interest at 2 percent over prime. The balance outstanding on the line was $20,000 at November 30, 1995. Advances are limited to a percentage of receivables and are secured by substantially all the assets of the Company. The line contains certain financial and other covenants which include current ratio and tangible net worth covenants, and prohibit the payment of dividends. Management believes that these sources, along with anticipated cash flows from operations will be sufficient to fund operations for fiscal 1996.


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

Date  January 2, 1995