Form 10QSB
period 1996-02-29
BIOSENSOR CORP
filed 1996-04-11
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the Quarterly period ended February 29, 1996

     |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For
                    the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION
 ------------------------------------------------------------------------------
        MINNESOTA                                         41-1427114

(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

     13755 First Avenue North,
        Plymouth, Minnesota                                    55441
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number    (612) 449-9100


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of April 8, 1996 is 2,805,555.


BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS
                                                  February 29,      May 31,
                                                      1996           1995
                                                   (Unaudited)
- -----------------------------------------------   -----------    -----------
ASSETS
- -----------------------------------------------   -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                       $    70,663    $     4,750
  Receivables                                         501,748        395,309
  Inventories                                         367,725        432,486
  Prepaid expenses and other                           24,111         22,032
- -----------------------------------------------   -----------    -----------
Total Current Assets                                  964,247        854,577
- -----------------------------------------------   -----------    -----------

DEPOSITS                                                8,666          9,643
- -----------------------------------------------   -----------    -----------

PROPERTY AND EQUIPMENT at cost, net                    78,595         65,334
- -----------------------------------------------   -----------    -----------

                                                  $ 1,051,508    $   929,554
===============================================   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Note Payable to bank                            $      --      $    20,000
  Accounts payable
    Trade                                             118,681         96,120
    Other                                                --           20,000
  Accrued expenses
    Commissions                                        27,221         22,350
    Compensation                                       57,893         43,333
    Warranty                                           23,521         22,467
    Other                                              16,225         27,182
- -----------------------------------------------   -----------    -----------
Total Current Liabilities                             243,541        251,452
- -----------------------------------------------   -----------    -----------

DEFERRED RENT                                             672          5,195
- -----------------------------------------------   -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share              140,278        140,028
  Additional paid-in capital                        2,940,260      2,939,947
  Accumulated deficit                              (2,273,243)    (2,407,068)
- -----------------------------------------------   -----------    -----------
Total stockholders' equity                            807,295        672,907
- -----------------------------------------------   -----------    -----------

                                                  $ 1,051,508    $   929,554
===============================================   ===========    ===========


BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                              For the Three Months Ended     For the Nine Months Ended
                                                 February 29 and 28,            February 29 and 28,
                                             ----------------------------- ------------------------------
                                                1996          1995           1996           1995
- -------------------------------------------   -----------    -----------    -----------    -----------
NET SALES                                     $   613,158    $   542,525    $ 1,712,087    $ 1,901,433
- -------------------------------------------   -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of products sold                           232,541        248,306        631,967        824,893
  Research, development and engineering            39,124         58,870        119,063        196,914
  Sales and marketing                             143,973        220,443        447,007        695,849
  General and administrative                      130,620        114,746        376,393        366,881
- -------------------------------------------   -----------    -----------    -----------    -----------
                                                  546,258        642,365      1,574,430      2,084,537
- -------------------------------------------   -----------    -----------    -----------    -----------
Operating income (loss)                            66,900        (99,840)       137,657       (183,104)
Nonoperating Income (Expense), net                   (535)         5,472         (2,142)         8,783
- -------------------------------------------   -----------    -----------    -----------    -----------
Income (Loss) before income taxes                  66,365        (94,368)       135,515       (174,321)
Federal and State Income Taxes                       --              842          1,689          3,464
- -------------------------------------------   -----------    -----------    -----------    -----------
Net Income (Loss)                             $    66,365    $   (95,210)   $   133,826    $  (177,785)
===========================================   ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE AND
COMMON EQUIVALENT SHARE                       $       .02    $      (.03)   $       .05    $      (.06)
===========================================   ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES                               2,805,088      2,800,555      2,802,635      2,797,258
===========================================   ===========    ===========    ===========    ===========


BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended February 29 and 28,                    1996         1995
- ----------------------------------------------------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ 133,826    $(177,785)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                           20,977       16,618
  (Gain) loss on sale of property and equipment              (73)         (73)
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                       (106,439)     183,793
      Inventories                                         64,761      (46,958)
      Other Assets                                        (1,102)      (5,869)
    Increase (decrease) in:
      Accounts payable                                    22,561      (22,299)
      Accrued expenses                                     5,005      (75,117)
- ----------------------------------------------------   ---------    ---------
Net cash provided by (used in) operations                139,516     (127,690)
- ----------------------------------------------------   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                     (20,000)     (40,000)
Purchase of property and equipment                       (35,566)      (5,926)
Proceeds from sale of property and equipment               1,400          600
- ----------------------------------------------------   ---------    ---------
Net cash used in investing activities                    (54,166)     (45,326)
- ----------------------------------------------------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                      110,000       60,000
Payments on note payable to bank                        (130,000)        --
Net proceeds from issuance of common stock                   563        1,500
- ----------------------------------------------------   ---------    ---------
Net cash provided by (used in) financing activities      (19,437)      61,500
- ----------------------------------------------------   ---------    ---------
Increase (decrease)  in cash and cash equivalents         65,913     (111,516)
CASH AND CASH EQUIVALENTS
Beginning of period                                        4,750      125,208
- ----------------------------------------------------   ---------    ---------
End of period                                          $  70,663    $  13,692
====================================================   =========    =========

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

The results of operations for the three months and nine months ended February 29, 1996, are not necessarily indicative of the operating results for the full year.

NOTE 3.  MAJOR CUSTOMER

During the nine months ended February 29, 1996, and February 28, 1995, there were sales to one unaffiliated customer of $288,000 and $215,000 respectively. During the third quarter ended February 29, 1996 sales to the same customer totaled $77,000 and sales to another unaffiliated customer totaled $140,000.


MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

The Company's sales were $613,000 and $1,712,000 for the third quarter and nine months ended February 29, 1996, respectively, compared to $542,000 and $1,901,000 for the third quarter and nine months ended February 28, 1995. The increase in sales in the third quarter ended February 29, 1996 is due to increases in international sales. Cost of goods sold as a percentage of sales were 38% for the third quarter and 37% for the nine months ended February 29, 1996. This is down from 46% and 43% for those same periods in the previous year. In the second and third quarters of fiscal 1995, the Company reorganized its US sales force by moving to the use of independent sales representatives and increasing the emphasis on the profitability versus volume of sales in the United States. This reorganization has resulted in a lower volume but more profitable sales in the U.S. market. The decrease in sales was also the result of decreased OEM equipment sales. The Company believes U.S. healthcare reforms have resulted in a reduction in purchases of diagnostic equipment sold. These decreases in sales were slightly offset by increases in international sales.

Research, development and engineering expenditures decreased approximately $20,000 for the third quarter and $78,000 for the nine months ended February 29, 1996 compared to the previous year. These decreases are due to decreases in research supplies and personnel expenditures.

Sales and marketing expenses decreased $76,000 for the third quarter and $249,000 for the nine months ended February 29, 1996. These decreases are a result of the reorganization of the U.S. sales force to change to sales representatives who are compensated solely through commission on sales versus base salaries and expense paid to employee sales representatives in the previous year.

General and administrative costs increased $16,000 in the third quarter and $10,000 for the nine month period ended February 29, 1996. The increase is the result of personnel expenditures which are offset by the decrease in administrative costs relating to OEM equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ending February 29, 1996, cash provided by operations totaled $140,000. The net income of $134,000, decrease in inventory of $65,000, and increase in liabilities were offset by an increase in receivables. The Company used cash of $55,000 for payments on the product line purchased in 1994 and for purchases of property and equipment.

At February 29, 1996 the Company had working capital of $721,000 including $59,000 in investments. The Company also has a bank line of credit available of $150,000 due October 31, 1996 with interest at 2 percent over prime. The Company used $20,000 for payments against the bank line of credit in the third quarter ended February 29, 1996 to reduce the outstanding borrowings to $0 as of February 29, 1996. Advances are limited to a percentage of receivables and are secured by substantially all the assets of the Company. The line contains certain financial and other covenants which include current ratio and tangible net worth covenants, and prohibit the payment of dividends. Management believes that these sources, along with cash flows from operations will be sufficient to fund operations for the next year.


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

Date  April 8, 1996