Form 10QSB
period 1996-08-31
BIOSENSOR CORP
filed 1996-10-15
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION
 ------------------------------------------------------------------------------

            MINNESOTA                                   41-1427114
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


      13755 First Avenue North,
         Plymouth, Minnesota                               55441
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number  (612) 449-9100


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__    NO ____

The number of shares outstanding of the registrant's common stock, $.05 par value, as of October 10, 1996 is 2,823,055.




BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS


                                             August 31,
                                                1996           May 31,
                                            (Unaudited)         1996
                                            -----------     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $   135,098     $   163,422
  Receivables                                   503,399         605,536
  Inventories                                   380,457         308,376
  Prepaid expenses and other                     26,895          17,163
                                            -----------     -----------
Total Current Assets                          1,045,849       1,094,497
                                            -----------     -----------

DEPOSITS                                          8,666          11,204
                                            -----------     -----------

PROPERTY AND EQUIPMENT at cost, net              68,290          74,411
                                            -----------     -----------

                                            $ 1,122,805     $ 1,180,112
                                            ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              166,975         166,058
  Accrued expenses
    Commissions                                  21,228          55,280
    Compensation                                 34,895          55,481
    Warranty                                     24,430          30,657
    Litigation (Note 3)                         325,000            --
    Other                                        24,137          27,348
                                            -----------     -----------
Total Current Liabilities                       596,665         334,824
                                            -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share        141,153         140,403
  Additional paid-in capital                  2,940,447       2,940,447
  Accumulated deficit                        (2,555,460)     (2,235,562)
                                            -----------     -----------
Total stockholders' equity                      526,140         845,288
                                            -----------     -----------

                                            $ 1,122,805     $ 1,180,112
                                            ===========     ===========




BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


Three Months Ended August 31                   1996            1995
                                           -----------     -----------

NET SALES                                  $   549,666     $   528,872
                                           -----------     -----------

COSTS AND EXPENSES
  Cost of products sold                        240,843         211,215
  Research, development and engineering         60,703          39,597
  Sales and marketing                          136,701         152,901
  General and administrative                   106,219         114,265
                                           -----------     -----------
                                               544,466         517,978
                                           -----------     -----------

Operating income                                 5,200          10,894

NONOPERATING INCOME (EXPENSE)
Litigation (Note 3)                           (325,000)             --
Interest Income, net                             1,136            (656)
                                           -----------     -----------
                                              (323,864)           (656)
                                           -----------     -----------

Income (Loss) before income taxes             (318,664)         10,238

Federal and State Income Taxes                   1,234           1,689
                                           -----------     -----------

Net Income (Loss)                          $  (319,898)    $     8,549
                                           ===========     ===========


EARNINGS (LOSS) PER COMMON SHARE AND
COMMON EQUIVALENT SHARE                    $      (.11)    $       .00
                                           ===========     ===========


WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES                            2,814,413       2,800,555
                                           ===========     ===========




BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


Three Months Ended August 31,                                1996          1995
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $(319,898)    $   8,549
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                               6,121         6,175
  Loss on sale of property and equipment                         --            74
  Allowance for doubtful accounts                            16,000            --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                            86,137       (15,671)
      Inventories                                           (72,081)       24,527
      Other assets                                           (7,194)       (5,800)
    Increase (decrease) in :
      Accounts payable                                          917        (5,627)
      Accrued expenses (Note 3)                             260,924           363
                                                          ---------     ---------
Net cash provided by (used in) operations                   (29,074)       12,590
                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                             --       (10,000)
Purchase of property and equipment                               --        (4,620)
Proceeds from sale of property and equipment                     --         1,000
                                                          ---------     ---------
Net cash used in investing activities                            --       (13,620)
                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                              --        55,000
Payments on note payable to bank                                 --       (50,000)
Net proceeds from issuance of common stock                      750            --
                                                          ---------     ---------
Net cash provided by financing activities                       750         5,000
                                                          ---------     ---------

Increase (decrease ) in cash and cash equivalents           (28,324)        3,970
CASH AND CASH EQUIVALENTS
Beginning of period                                         163,422         4,750
                                                          ---------     ---------
End of period                                             $ 135,098     $   8,720
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1996.

The results of operations for the three months ended August 31, 1996, are not necessarily indicative of the operating results for the full year.


NOTE 3.  LITIGATION

On September 19, 1996 a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and has filed post-trial motions seeking dismissal of the case as a matter of law and a new trial. The Company expects to receive a judgment from the Court in the second quarter ended November 30, 1996. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict has been accrued at August 31, 1996.



MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $550,000 for the first quarter ended August 31, 1996 compared to sales of $529,000 for the first quarter ended August 31, 1995. In those same periods, cost of products sold as a percentage of sales were 44% and 40% respectively. Model mix variations result in quarter to quarter and year to year variation in cost of products sold as a percentage of sales revenues.

Research, development and engineering expenditures increased approximately $21,000 for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase is due to increases in personnel expenditures.

Sales and marketing expenses decreased $16,000 for the first quarter of fiscal 1997 compared to the first quarter of 1996. The decrease is as a result of reductions in personnel expenditures in conjunction with the Company's implementation of a sales organization using independent representatives.

General and administrative costs in the first quarter of 1997 were comparable with those in the first quarter of 1996.

On September 19, 1996 a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and has filed post-trial motions seeking dismissal of the case as a matter of law and a new trial. The Company expects to receive a judgment from the Court in the second quarter ended November 30, 1996. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict has been accrued at August 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $29,000 caused by the net loss of $319,000 primarily offset by the increase in accrued expenses of $260,000. Cash provided by financing activities totaled $750 from issuance of common stock.

At August 31, 1996 the Company had working capital of $450,000. Management believes its current working capital and anticipated cash flows from operations will be sufficient to fund operating activities for fiscal 1997. The Company had a line of credit of $150,000 that expired on September 30, 1996. The Company is currently pursing a line of bank line of credit with a new bank on substantially the same terms.

Legal proceedings described above may require the Company to pay a judgment amount specified by the Court, pursue an appeal, or negotiate a settlement with the plaintiff. If the Company is required to pay an entire judgment amount of $325,000, capital resources and cash flows from operations may not be sufficient to pay the judgment amount and/or fund operations. In this event, the Company may be unable to continue operations, and the Company may be required to seek legal protection while the dispute is resolved.



                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
See Note 3 to the Financial Statements.

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

Date  October 10, 1996