Form 10QSB/A
period 1996-08-31
BIOSENSOR CORP
filed 1996-11-18
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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

This 10-QSB/A is being submitted to include the Financial Data Schedule omitted from the initial filing.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOSENSOR CORPORATION



B. Steven Springrose
President and Chief Executive Officer

Date  October ___, 1996