Form 10QSB
period 1996-11-30
BIOSENSOR CORP
filed 1997-01-14
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended November 30, 1996

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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  __X__       NO_____

The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 31, 1996 is 2,823,055.


BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                November 30,       May 31,
                                                                   1996             1996
                                                                (Unaudited)
--------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                          $    67,028      $   163,422
  Receivables                                                       597,121          605,536
  Inventories                                                       380,403          308,376
  Prepaid expenses and other                                         21,835           17,163
--------------------------------------------------------------------------------------------
Total Current Assets                                              1,066,387        1,094,497
--------------------------------------------------------------------------------------------

DEPOSITS                                                              8,666           11,204
--------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT AT COST, NET                                  64,581           74,411
--------------------------------------------------------------------------------------------

                                                                $ 1,139,634      $ 1,180,112
============================================================================================


--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                                            168,824          166,058
  Accrued expenses
    Commissions                                                      33,957           55,280
    Compensation                                                     42,960           55,481
    Warranty                                                         28,422           30,657
    Litigation (Note 3)                                             325,000             --
    Other                                                            11,367           27,348
--------------------------------------------------------------------------------------------
Total Current Liabilities                                           610,530          334,824
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share                            141,152          140,403
  Additional paid-in capital                                      2,940,447        2,940,447
  Accumulated deficit                                            (2,552,495)      (2,235,562)
--------------------------------------------------------------------------------------------
Total stockholders' equity                                          529,104          845,288
--------------------------------------------------------------------------------------------

                                                                $ 1,139,634      $ 1,180,112
============================================================================================



BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


------------------------------------------------------------------------------------------------------------------------
                                                           For the Three Months Ended         For the Six Months Ended
                                                                   November 30,                     November 30,
                                                          --------------------------------------------------------------
                                                              1996             1995             1996             1995
------------------------------------------------------------------------------------------------------------------------
NET SALES                                                 $   628,301      $   570,056      $ 1,177,967      $ 1,098,928
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                                       296,149          218,125          536,992          429,426
  Research, development and engineering                        72,232           40,342          132,935           79,939
  Sales and marketing                                         162,376          150,133          299,077          303,034
  General and administrative                                   93,356          101,594          199,575          215,773
------------------------------------------------------------------------------------------------------------------------
                                                              624,113          510,194        1,168,579        1,028,172
------------------------------------------------------------------------------------------------------------------------

Operating income                                                4,188           59,862            9,388           70,756

NONOPERATING INCOME (EXPENSE),
Litigation (Note 3)                                              --               --           (325,000)            --
Other , net                                                      (203)            (951)             933           (1,607)
------------------------------------------------------------------------------------------------------------------------
                                                                 (203)            (951)        (324,067)          (1,607)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                               3,985           58,911         (314,679)          69,149

Federal and State Income Taxes                                  1,020             --              2,254            1,689
------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                         $     2,965      $    58,911      $  (316,933)     $    67,460
========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
EQUIVALENT SHARE                                          $       .00      $       .02      ($      .11)     $       .02
========================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES                                                      2,823,055        2,803,055        2,818,710        2,803,055
========================================================================================================================



BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

------------------------------------------------------------------------------------------
Six Months Ended November 30,                                         1996          1995
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $(316,933)    $  67,460
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                       17,616        12,313
  Loss on sale of property and equipment                                --              74
  Allowance for doubtful accounts                                      6,187          --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                      2,228      (101,438)
      Inventories                                                    (72,027)       40,758
      Other assets                                                    (2,134)        1,918
    Increase (decrease) in :
      Accounts payable                                                 2,766         9,729
      Accrued expenses (Note 3)                                      272,940        (2,022)
------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                            (89,357)       28,792
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                                    --         (20,000)
Purchase of property and equipment                                    (8,861)      (10,238)
Proceeds from sale of property and equipment                           1,074         1,000
------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (7,787)      (29,238)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                                  100,000       110,000
Payments on note payable to bank                                    (100,000)     (110,000)
Net proceeds from issuance of common stock                               750           313
------------------------------------------------------------------------------------------
Net cash provided by financing activities                                750           313
------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                (96,394)         (133)
CASH AND CASH EQUIVALENTS
Beginning of period                                                  163,422         4,750
------------------------------------------------------------------------------------------
End of period                                                      $  67,028     $   4,617
==========================================================================================



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

NOTE 2.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1996.

The results of operations for the three months and six months ended November 30, 1996, are not necessarily indicative of the operating results for the full year.

NOTE 3. LITIGATION

On September 19, 1996, a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and is planning to appeal. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict was accrued as of August 31, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $628,000 and $1,178,000 for the second quarter and six months ended November 30, 1996, respectively. This compares with sales of $570,000 and $1,098,000 for the second quarter and six months ended November 30, 1995. The increase in sales is as a result of increased sales in the US through independent sales representatives. Cost of goods sold as a percentage of sales increased to 47% for the second quarter and 46% for the six months ended November 30, 1996. This is up from 38% and 39% for those same periods in the previous year. The decrease in margins are due to lower margins in International sales as a result of competitive activity and normal sales product mix variations.

Research, development and engineering expenditures increased approximately $32,000 or 79% for the second quarter and $53,000 or 66% for the six months ended November 30, 1996 compared to the previous year. These increases are due to increases in personnel expenditures.

Sales and marketing expenses increased $12,000 for the second quarter and are comparable for the six months ended November 30, 1996. The increase in the second quarter is due to increased commissions paid on increased US sales.

General and administrative costs were comparable with the prior year.

On September 19, 1996, a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and is planning to appeal. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict had been accrued as of August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ending November 30, 1996, cash used in operations totaled $89,000 caused by the net loss of $317,000 and an increase in inventory of $72,000 partially offset by increased accrued expenses of $272,000.

At November 30, 1996 the Company had working capital of $456,000. Management believes its current working capital and anticipated cash flows from operations will be sufficient to fund operating activities for fiscal 1997.

Legal proceedings described above may require the Company to pay a judgment amount specified by the Court, pursue an appeal, or negotiate a settlement with the plaintiff. If the Company is required to pay an entire judgment amount of $325,000, working capital and cash flows from operations may not be sufficient to pay the judgment amount and/or fund operations. In this event, the Company may be unable to continue operations, and the Company may be required to seek legal protection while the dispute is resolved.


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


BIOSENSOR CORPORATION



/s/ B. Steven Springrose
----------------------------
B. Steven Springrose
President, Chief Executive Officer and Chief Financial Officer

Date  January 13, 1997