Form 10QSB
period 1997-02-28
BIOSENSOR CORP
filed 1997-04-03
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended February 28, 1997

         |_|TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION
-------------------------------------------------------------------------------
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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of March 17, 1997 is 2,823,055.


BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                February 28,           May 31,
                                                    1997                 1996
                                                (Unaudited)
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                            $82,004             $163,422
  Receivables                                     574,213              605,536
  Inventories                                     340,662              308,376
  Prepaid expenses and other                       28,252               17,163
-------------------------------------------------------------------------------
Total Current Assets                            1,025,131            1,094,497
-------------------------------------------------------------------------------

DEPOSITS                                            8,666               11,204
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT at cost, net                58,562               74,411
-------------------------------------------------------------------------------

                                               $1,092,359           $1,180,112
===============================================================================



-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                           96,144              166,058
  Accrued expenses
    Commissions                                    40,526               55,280
    Compensation                                   54,604               55,481
    Warranty                                       29,457               30,657
     Litigation (Note 3)                          325,000                    -
    Other                                           9,567               27,348
-------------------------------------------------------------------------------
Total Current Liabilities                         555,298              334,824
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share          141,152              140,403
  Additional paid-in capital                    2,940,447            2,940,447
  Accumulated deficit                          (2,544,538)          (2,235,562)
-------------------------------------------------------------------------------
Total stockholders' equity                        537,061              845,288
-------------------------------------------------------------------------------

                                               $1,092,359           $1,180,112
===============================================================================


BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                         For the Three Months Ended               For the Nine Months Ended
                                                             February 28 and 29,                     February 28 and 29,
                                                     ---------------------------------------------------------------------------
                                                            1997                1996               1997                1996
--------------------------------------------------------------------------------------------------------------------------------

NET SALES                                             $   745,867          $   613,158          $ 1,923,834          $ 1,712,087
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                                   388,039              249,679              924,031              678,894
  Research, development and engineering                    74,541               39,124              207,476              119,063
  Sales and marketing                                     191,465              143,973              490,542              447,007
  General and administrative                               83,854              113,482              283,429              329,466
--------------------------------------------------------------------------------------------------------------------------------
                                                          737,899              546,258            1,905,478            1,574,430
--------------------------------------------------------------------------------------------------------------------------------

Operating income                                            7,968               66,900               18,356              137,657

NONOPERATING INCOME (EXPENSE),
Litigation (Note 3)                                             -                    -             (325,000)                   -
Other, net                                                  1,804                 (535)               1,363               (2,142)
--------------------------------------------------------------------------------------------------------------------------------
                                                            1,804                 (535)            (323,637)              (2,142)
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                           9,772               66,365             (305,281)             135,515

Federal and State Income Taxes                                440                    -                2,695                1,689
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                     $     9,332          $    66,365          $  (307,976)         $   133,826
================================================================================================================================
EARNINGS (LOSS) PER COMMON SHARE AND COMMON
EQUIVALENT SHARE                                      $       .00          $       .02          $      (.11)         $       .02
================================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES                                                  2,823,055            2,805,088            2,820,143            2,802,635
================================================================================================================================



BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------------------------
Nine Months Ended February 28 and 29,                                      1997               1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $(307,976)         $ 133,826
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                            26,430             20,977
  Loss on sale of property and equipment                                        -                (73)
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                          31,323           (106,439)
      Inventories                                                         (33,286)            64,761
      Other assets                                                         (8,551)            (1,102)
    Increase (decrease) in :
      Accounts payable                                                    (69,914)            22,561
      Accrued expenses (Note 3)                                           290,388              5,005
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                 (71,586)           139,516
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of product line                                            -            (20,000)
Purchase of property and equipment                                        (11,655)           (35,566)
Proceeds from sale of property and equipment                                1,074              1,400
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (10,581)           (54,166)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                                       100,000            110,000
Payments on note payable to bank                                         (100,000)          (130,000)
Net proceeds from issuance of common stock                                    749                563
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     749            (19,437)
----------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                     (81,418)            65,913
CASH AND CASH EQUIVALENTS
Beginning of period                                                       163,422              4,750
----------------------------------------------------------------------------------------------------
End of period                                                           $  82,004          $  70,663
====================================================================================================


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

The results of operations for the three months and nine months ended February 28, 1997, are not necessarily indicative of the operating results for the full year.

NOTE 3. LITIGATION

On September 19, 1996, a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and has filed an appeal. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict was accrued as of August 31, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $746,000 and $1,924,000 for the third quarter and nine months ended February 28, 1997, respectively, compared to $613,000 and $1,712,000 for the third quarter and nine months ended February 29, 1996. The increase in sales is a result of increased sales in the US through independent sales representatives. Cost of goods sold as a percentage of sales increased to 52% for the third quarter and 48% for the nine months ended February 28, 1997. This is up from 40% for both of those same periods in the previous year. These increases are due to lower margins in International sales as a result of competitive activity and normal sales product mix variations and also due to lower margins in the OEM products.

Research, development and engineering expenditures increased approximately $35,000 or 89% for the third quarter and $88,000 or 74% for the nine months ended February 28, 1997 compared to the previous year. These increases are due to increased number of research and development personnel involved in the development of new products intended to keep the Company competitive.

Sales and marketing expenses increased $47,000 for the third quarter and $43,000 for the nine months ended February 28, 1997. These increases are due to increased commissions paid on increased US sales. In addition, several telemarketing personnel were added to the US sales department during the second and third quarters of 1997.

General and administrative costs decreased $30,000 for the third quarter and $46,000 for the nine months ended February 28, 1997 compared to the prior year. These decreases are due to decreases in personnel expenditures.

On September 19, 1996, a jury verdict in the amount of $325,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company disputes this claim and has filed an appeal. The Company is working with counsel to evaluate its further legal options. The amount of the jury verdict had been accrued as of August 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ending February 28, 1997 cash used in operations totaled $72,000 caused by the net loss of $308,000 partially offset by increased accrued expenses of $290,000.

At February 28, 1997 the Company had working capital of $470,000. Management believes its current working capital and anticipated cash flows from operations will be sufficient to fund operating activities for the coming 12 months.

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



BIOSENSOR CORPORATION



/s/ B. Steven Springrose
B. Steven Springrose
President, Chief Executive Officer and Chief Financial Officer

Date:  April 2, 1997