Form 10KSB40
period 1997-05-31
BIOSENSOR CORP
filed 1997-08-28
CIK 708282

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended MAY 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ___ to ____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION

           Minnesota                                       41-1427114
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   13755 First Avenue North,
          Plymouth, MN                                       55441
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number         (612) 449-9100

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock $.05 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The issuer's revenues for its most recent fiscal year were $2,505,000

The aggregate market value of the voting stock held by non-affiliates as of August 14, 1997 (based upon the mean between the closing bid and asked price as reported in the local over-the-counter market) was approximately $684,000.

The number of shares outstanding of the registrant's common stock, $.05 par value, as of August 14, 1997 is 2,823,055.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS

General

Biosensor Corporation (the "Company" or "Biosensor") designs, manufactures and markets diagnostic equipment for physicians' offices, clinics and hospitals. The Biosensor ambulatory ECG ("Holter") monitoring system consists of a patient-worn microcomputer based unit, called the patient recorder, which monitors and records cardiac events. Patient recorder data is transferred in a three to five minute procedure to the central station, located at the physician's office or healthcare facility. The central station's computer presents cardiac performance data on a CRT or prints a hard copy for analysis by the physician. The central computer is capable of running many IBM and other computer programs for office management. The Biosensor spirometry system uses software developed by the Company in conjunction with OEM hardware. The Company sells three other OEM PC compatible products, an ambulatory blood pressure system, an ECG system, and an ECG stress system and manufactures telemetry equipment and cardiac monitors for medical equipment manufacturers. The Company's products are distributed in the United States primarily through independent manufactures' representatives. Internationally, the products are marketed primarily through independent distributors.

Products

A.  Holter Systems

In the event a 30 second ECG (aka EKG) is unable to tell the physician information needed about a potential cardiac condition, the physician may order a 24 hour patient worn ECG, called a Holter, ambulatory ECG, or long term ECG. The 24 hour Holter is used primarily to evaluate potential cardiac patient symptoms, to look for episodes where the blood supply to the heart may be compromised (ischemia), to evaluate cardiac risk in patients with suspected or overt cardiac disease, and to determine whether cardiac drugs and therapies used to reduce heart rhythm problems are performing properly. Approximately 2.5 million such procedures are ordered annually in the United States. The Company estimates approximately an equal number are ordered annually in international markets. In the United States, the physician will typically charge $150 per test. International reimbursement can be next to nothing up to approximately $80 per test. A physician or health care facility can financially justify a small Holter system. The Company believes its Holter systems have significant benefits over competitive offerings, including real time analysis technology using FLASH memory components, an easy to use IBM PC compatible program, an attractive recorder size, documented accuracy, and an affordable price.

The Company's four versions of full disclosure monitoring systems are comprised of a patient recorder using the Argus ECG analysis algorithm and a central computer system and three software variations for report viewing and printing. The full disclosure feature allows for storage and review of all 24 hours of the ECG. The Company's method of full disclosure ECG storage uses real time digital means, rather than the more traditional tape storage means.

Optional superimposition allows the operator to view the ECG data via screen display of one beat over its predecessor at high speeds, allowing 24 hours of data to be reviewed in 30 minutes or less.

B. Spirometry System

The Company's spirometry system is used by physicians to measure lung capacity and function. It uses IBM, compatible software developed by the Company to function in conjunction with hardware supplied by an outside vendor. The package allows physicians to expand patient care by performing comprehensive pulmonary function tests from their office or clinic. The spirometry system includes a unique feature set comprised of a patented, completely disposable sensor, which eliminates cleaning, chemical contamination, labor and the risk of spreading disease; a sailboat race "game" providing patient stimulation and involvement in testing; patient trending which allows physicians to see the patient progress over time; and built in help manuals to make operation easy.

C. Telemetry

Biosensor sells a telemetry transmitter and receiver to other medical equipment vendors, used for monitoring the ECG of patients in cardiac rehabilitation. Telemetry is the process of radio transmitting, receiving and displaying physiologic signals including ECG from one or more remote patients to a nurses' station.

D.  OEM Distribution

The Company sells other diagnostic equipment to physicians, clinics and hospitals. Such equipment includes stress testing equipment, ECG, and ambulatory blood pressure equipment. This equipment is acquired from others and re-sold.

Research and Development

Since its formation, the Company's research and development activities have been focused on developing computerized cardiac monitoring system capable of providing patient-worn heart monitoring, analysis, and reporting. These products are currently on the market. The Company's research and development efforts are focused upon enhancing and improving existing systems and developing compatible diagnostic products such as the spirometry software and the ambulatory blood pressure software. The Company currently employs four people in R&D, and engages outside consultants for specific projects. The Company expended $289,000, $169,000 and $241,000 for research, development, and engineering activities in fiscal 1997, 1996, and 1995, respectively, which consisted principally of the salaries of its employees and consultants.

Manufacturing and Sources of Supply

The components which are included in the Company's monitoring systems are presently purchased from outside vendors, tested and incorporated into the system by Company personnel. Components are available from multiple sources. If the Company were unable to obtain certain components from one or more of its suppliers, the Company would be forced to seek comparable components from other suppliers. The Company believes it would be able to acquire hardware components from alternate OEM suppliers should it become necessary.

Marketing and Distribution

Healthcare reform in the United States, Germany, and in some Asian markets has influenced the buying patterns of end-users. With this evolution, products used in this environment need to be lower in price and more cost effective to operate while remaining feature rich. The Company believes this trend will continue, and that its products are well suited to the new environment.

Currently, the Company markets its products through manufacturers sales representatives in the United States and distributors overseas. Biosensor believes that its sales representatives will be effective in reaching the physicians office, clinics, and small to mid-sized hospitals; have specific knowledge of and contacts in particular markets; and enhance the quality and scope of the Company's sales and marketing efforts. Pursuant to agreements with sales representatives and distributors, the sales force is prohibited from engaging in the promotion or sale of products that compete with the Company's products.

The Company has one employee sales manager and approximately 17 independent sales organizations covering the United States. In addition, it has one employee sales manager supporting distribution activities in approximately 35 international markets. The Company employs four full-time sales and marketing personnel at its headquarters. These employees work directly and in conjunction with sales representatives and distributors in marketing and selling to doctors, clinics, and hospitals. The Company's marketing staff prepares advertising copy, full color sales brochures, sales bulletins, and reimbursement documentation.

Financial Information about Major Customers and Export Sales

See Note 5 to the Financial Statements for information concerning major customers and export sales.


Competition

Holter Systems

Ambulatory monitoring competition is divided into two segments of approximately equal size based upon target customers and price considerations:

         1) Larger hospitals, clinic, and service companies. These groups predominantly purchase 24 hour tape scanning and analysis equipment dependent upon technician operation. Equipment for such users is priced in the $30,000 to $80,000 range, where volume justifies a significant capital outlay. Del Mar Avionics Inc., Marquette Electronics, Inc., Zymed, Inc., and Spacelabs, Inc. are the principal domestic suppliers to this market segment. Historically, these companies have represented more than half of industry sales revenues. End-users in this market have demonstrated a willingness to consider more cost-effective systems.

         2) Physician office and small hospital systems. Physicians and small hospitals have a tendency to purchase more limited Holter systems in a price range of $6,000 to $25,000. Q-Med, Advanced Medical Products, Inc., Burdick, and Custo are among the companies that compete with Biosensor selling Holter systems in offices and small hospitals. Principally price, marketing coverage, ease-of-use and product features are the key attributes of the sales process. In the United States, diminishing demand for equipment in the face of a transition into managed care has occurred in the physician office market. This change may be temporary or permanent. The physician office diagnostic equipment market is also characterized by intense competition. The competing organizations, most of which are well established, have established reputations for success in the development, sale, and service of products.


Spirometry

There are a number of companies producing spirometry systems for the office and clinic market including Burdick, Advanced Medical Products, SpiroMetrics, QRS, and others. Many of these companies make devices which perform only one function, while others make use of a multi-purpose personal computer. Biosensor's products make use of the personal computer. The Company's spirometry systems sell for between $2,000 and $4,000.

Telemetry

Telemetry and cardiac monitoring products sold to medical equipment manufacturers (OEM) are used in cardiac rehabilitation product offerings. The market is shifting to digital technology generally developed by the equipment manufacturers. The Company believes there are unique niches for the analog technology which will take a long time to be replaced by digital approaches. A matched pair including a telemetry transmitter and receiver sell for $1,300 per pair.

Government Regulation

The diagnostic products sold by the Company are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act"), and are subject to the FDA regulatory authority over the manufacturing, performance standards, patient registries, labeling and advertising thereof. Under the Act, the FDA must determine the extent of control necessary to assure the safety and effectiveness of devices and must define those control levels by the promulgation of regulations and standards. Under Section 510(k) of the Act, a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. Action by the FDA does not, however, constitute approval by the FDA of the Company's products or pass upon their safety and effectiveness.

While the Company believes that regulatory clearance for certain diagnostic devices which are substantially equivalent to a device currently in commercial distribution, including products which the Company may in the future develop and market, may be obtained in less time and at a lower cost than certain other medical devices, there can be no assurance that regulatory agencies may not require lengthy clinical testing or other procedures that will involve time and substantial cost. There can be no assurance that, even after such time and expenditures, regulatory clearance will be obtained. A marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

Trade Secrets

Biosensor exclusively licenses its Argus ECG analysis algorithms used in the Holter monitor from CNS, Inc. for all medical applications except sleep applications. With the exception of the Argus algorithms, the Company's software programs and systems are not protected by patents or registered copyrights, but instead the Company relies upon the law of trade secrets and the confidentiality provisions of its employment agreements. The Argus algorithms are subject to copyright protection claimed by Washington University. There are no patents or registered copyrights owned by Biosensor on its spirometry or ambulatory blood pressure software, but the products are covered by general US and foreign copyright laws. The OEM hardware vendor has a patent which protects the disposable sensor, though the relationship with Biosensor is non-exclusive. The Company believes that protection of its systems by patents or registered copyrights is less important than the knowledge, experience and creativity of the Company's product development and marketing staff in an industry characterized by rapid technological change. There can be no assurance that competitors could not successfully duplicate the Company's proprietary software or the Argus algorithms.

Healthcare Reform

As a result of concerns about changes to the United States system of healthcare payments, a reduction in purchase levels by physicians has occurred. These shifts are occurring in varying degrees in other parts of the world as well. The Company believes that its competitors are also being affected by these factors.

Employees

As of May 31, 1997, the Company had 18 employees 17 of whom were full-time. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.


ITEM 2. PROPERTIES

The Company's offices are located at 13755 First Avenue North, Plymouth, Minnesota 55441. The facility consists of approximately 7,500 square feet of office, manufacturing and warehouse space and is held under an operating lease expiring in September, 1997.

The Company has entered into an operating lease with an officer/stockholder for office, manufacturing and warehouse space of approximately 11,000 square feet located in Maple Grove, Minnesota. The lease commences in September 1997 and runs through December 2003. Annual rent for the new facility is approximately $100,000 plus a share of operating expenses and taxes.


ITEM 3.  LEGAL PROCEEDINGS

On January 25, 1995, Cardiosoft, Inc. filed a complaint in the State of Missouri, District Court, claiming breach of contract with respect to a software licensing agreement with the Company, entered into in 1988 which was amended in 1991. The Agreement provided for minimum annual royalty payments and royalty amounts payable for computer systems sold by the Company utilizing certain Cardiosoft software. The Agreement was modified in 1991 to provide that the Company's obligation to make royalty payments would be completed once Biosensor had paid a defined amount. After paying the defined amount, Biosensor stopped making license payments per the amended Agreement. Cardiosoft advised the Company of its view that Biosensor continued to be obligated to make royalty payments.

The matter went to trial in September 1996 and on September 19, 1996, a jury verdict in the amount of $325,000 plus court costs of approximately $27,000 were awarded to Cardiosoft. The Company is appealing the verdict at the United States Court of Appeals, Eight Circuit, where the appeal is expected to be heard in the third quarter of fiscal 1998. The Company does not have the resources to pay the jury award, and is attempting to negotiate a settlement with Cardiosoft.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Minneapolis Local Over-The Counter market. The high and low bid prices for the common stock by fiscal quarter as reported by local market makers are presented below. The bid quotations represent prices between broker-dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.


                             1997                         1996

QUARTER               HIGH         LOW              HIGH         LOW
-------               ----         ---              ----         ---
First Quarter        $0.813       $0.563           $0.156       $0.141
Second Quarter       $0.688       $0.281           $0.159       $0.125
Third Quarter        $0.281       $0.281           $0.281       $0.125
Fourth Quarter       $0.374       $0.281           $0.594       $0.219


At August 15, 1997, the Company had approximately 400 shareholders on record.

The Company has not paid any cash dividends on its common stock. The Company intends to retain any earnings it may generate to finance the development of its business and, accordingly, does not anticipate payment of any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Biosensor Corporation's net sales totaled $2,505,000 in fiscal 1997, compared with $2,424,000 in fiscal 1996. Sales increased 3% from 1996 to 1997 and were unchanged from 1995 to 1996. Sales in 1997 increased $143,000 in the US market, and were offset by a decrease of $74,000 in international markets. The increase in the US market is a result of increased marketing activity supporting independent sales representatives and increased extended warranty contract sales. The decrease in international sales is as a result of continued competitive pressures and a diminished marketplace in certain countries as a result of healthcare reform. In 1996 sales increased $313,000 in international markets and were offset by a corresponding decrease in the OEM and telemetry markets as the Company emphasized its core product offerings.

Cost of products sold as a percentage of net sales was 49% in fiscal 1997, 41% in 1996 and 43% in 1995. The increase in 1997 is due to increasing competitive pricing pressures especially in the international market and certain inventory write-offs associated with the discontinuation of certain OEM product lines of $69,000. Sales related to these product lines were $5,000, $34,000 and $65,000 for the years ended May 31, 1997, 1996 and 1995 respectively. The decrease in 1996 was due to stronger emphasis in the US on improving the profitability of sales.

Research, development and engineering expenses for fiscal year 1997 increased $120,000 compared to fiscal 1996 and decreased $72,000 in fiscal 1996 compared to 1995. During 1997, the Company increased the number of research and development personnel, primarily to return its research and development effort approximately to historical levels that had existed prior to the decreases in fiscal year 1996 in an effort to move new product development forward. The decrease in 1996 is due to decreases in personnel expenditures, where personnel reductions as a result of attrition had not been immediately replaced following weak financial performance in fiscal year 1995.

Sales and marketing expenses remained unchanged from 1996 to 1997 and decreased $233,000 in 1996 compared to 1995. The decrease resulted from lower sales expenditures as a result of the conversion from a direct to an independent sales representative organization during 1996. These decreases were partially offset by increased personnel costs in the international sales area.

General and administrative expenses were $476,000 in 1997 compared to $438,000 in 1996 and $440,000 in 1995. During 1997 the Company decreased administrative personnel as a result of the decrease in OEM and telemetry products. This decrease was offset by an increase in legal expenses of $38,000 resulting from litigation, described below. In addition, the Company experienced an increase in bad debts of $99,000 primarily from one distributor in its international market. The Company is pursing collection of this amount, but has reserved the balance at May 31, 1997. General and administrative expenditures did not substantially change in 1996 compared to 1995.

Other expense increased $355,000 in 1997. This increase is primarily due to the legal judgment described in Item 3 above and described as follows:

On January 25, 1995, Cardiosoft, Inc. filed a complaint in the State of Missouri, District Court, claiming breach of contract with respect to a software licensing agreement with the Company, entered into in 1988 which was amended in 1991. The Agreement provided for minimum annual royalty payments and royalty amounts payable for computer systems sold by the Company utilizing certain Cardiosoft software. The Agreement was modified in 1991 to provide that the Company's obligation to make royalty payments would be completed once Biosensor had paid a defined amount. After paying the defined amount, Biosensor stopped making license payments per the amended Agreement. Cardiosoft advised the Company of its view that Biosensor continued to be obligated to make royalty payments.

The matter went to trial in September 1996 and on September 19, 1996, a jury verdict in the amount of $325,000 plus court costs of approximately $27,000 were awarded to Cardiosoft. The Company is appealing the verdict at the United States Court of Appeals, Eight Circuit, where the appeal is expected to be heard in the third quarter of fiscal 1998. The Company does not have the resources to pay the jury award, and is attempting to negotiate a settlement with Cardiosoft. The amount of the jury verdict was accrued during 1997.

Liquidity and Capital Resources

During 1997 the Company used cash of $142,000 to fund operating activities. The net loss of $500,000, and decrease in accounts payable of $116,000 were offset by a decrease in accounts receivable of $106,000, an increase in the reserve for doubtful accounts of $99,000 and an increase in accrued expenses of $279,000. The decrease in accounts receivable is due to lower fourth quarter sales than prior years. At May 31, 1997, the amount of the Jury verdict and court costs of $352,000 remained unpaid pending final resolution of litigation now under appeal, resulting in the increase in accrued expenses.

At May 31, 1997 the Company had working capital of $269,000. The Company also has a line of credit in the amount of $50,000 due November 30,1997, with interest at 1 percent over prime (8.5% at May 31, 1997). There was no balance on the line at May 31, 1997. Advances are limited to a percentage of domestic receivables, are secured by substantially all the assets of the Company, and are guaranteed by the Company's

President. In addition, the advances will be made only if the Company is in compliance with certain financial and other covenants at the time the advance is requested. These covenants include certain current ratio and tangible net worth requirements. The Company is currently in violation of certain of these covenants. The bank has acknowledged these violations but has taken no further actions.

Legal proceedings described above may require the Company to pay a judgment amount specified by the Court or negotiate a settlement with the plaintiff. If the Company is required to pay the entire judgment amount of $352,000, working capital and cash flows from operations may not be sufficient to pay the judgment amounts and continue to fund operations. In this event, the Company may be unable to continue operations and the Company may be required to seek legal protection under bankruptcy laws while the dispute is resolved.

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors described in this report, including but not limited to the ultimate amounts and timing of payments in connection with the legal proceedings with Cardiosoft, Inc.


ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are filed as part of this Annual Report on form 10-KSB on pages fourteen through twenty five.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of the Company's directors and executive officers, and their principal occupations are set forth below.


                                                                     Director
Name and Age                Principal Occupation                      Since
------------                --------------------                      -----
B. Steven Springrose        President, CEO and CFO                    1982
(48)

Stephen L. Zuckerman        President of M-T                          1986
(54)                        Venture Capital, Inc.,
                            Minneapolis, MN
                            and a practicing internal medicine
                            physician


Other Information Regarding the Board

Business Experience

Mr. Springrose has been President of the Company since its inception in 1982. Mr. Springrose had spent several years in the design, development, manufacture and marketing of medical products before joining the Company. He developed new product concepts as a biomedical engineer at Medtronic, Inc. (1973-1974), and subsequently held operations, management and product development engineering positions at Minntech Corporation (1974-1976). Mr. Springrose worked at Cardiac Pacemakers, Inc. from 1976 through 1982 in various marketing capacities prior to founding the Company.

Dr. Zuckerman is a practicing physician and President of M-T Venture Capital Fund, Inc. He is a co-general partner of Aries Investors Fund Limited Partnership.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the indicated compensation paid and/or accrued to the Company's Chief Executive Officer for the years indicated. No other executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended May 31, 1997.

                                                                    Long Term Compensation
                                                               -------------------------------
                                    Annual Compensation                Awards          Payouts
                             -------------------------------   ---------------------   -------
                                                    Other
                                                    Annual     Restricted                             All Other
Name and                                            Compen-      Stock                   LTIP          Compen-
Principal                     Salary      Bonus     sation      Award(s)    Options     Payouts        sation
Position         Year          ($)         ($)        ($)         ($)       SARs(#)       ($)            ($)
---------        ----         ------      -----     ------      --------    -------     -------        ------
B. Steven
Springrose       1997        $100,000         -        -            -          -            -             -
CEO and          1996        $ 99,000     $27,000      -            -          -            -             -
CFO              1995        $ 90,000     $ 8,000      -            -          -            -             -


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Following table presents information provided to the Company as to the beneficial ownership of the Company's common stock as of August 22, 1997 by (i) persons holding 5% or more of such stock; and (ii) all officers and directors as a group:

                                      Common Stock               Percent of
Beneficial Owner                   Beneficially Owned        Outstanding Shares
----------------                   ------------------        ------------------
B. Steven Springrose                    896,000(1)                  31.7%
Minneapolis, MN

Officers and Directors as a Group     1,006,576(2)                  35.7%
(2 persons)

(1) Includes 35,000 shares owned jointly with Mr. Springrose's spouse and 6,000 shares held for the benefit of Mr. Springrose's children, as to which shares he disclaims beneficial interest.

(2) Includes 70,576 shares held by a partnership in which Dr. Zuckerman is a general partner and currently holds a .5% interest, and 10,000 shares which may be acquired within 60 days of the date hereof pursuant to the exercise of stock options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has committed to an operating lease for a new office facility with Springrose Partners. L.L.P. a limited partnership in which B. Steven Springrose, the registrant's CEO and CFO and his spouse are the owners. The lease begins in September 1997 and runs through December 2003. Approximate future noncancelable minimum lease payments of $100,000 are required under the lease. In addition, the lease provides that the registrant pay a pro rata share of building operating expenses and required a deposit of $18,000. The registrant has also guaranteed the underlying debt on the property. The debt consists of a $1,100,000 five year term loan.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                   Page No. or
Exhibit                                                         Incorporation by
  No.                        Description                          Reference to
------  ------------------------------------------------------  ----------------

3.1     Restated Articles of Incorporation                                  *

3.2     Amended Bylaws                                                      *

10.1    Agreement between the Company and Washington University             *
        (this agreement expired March 1993)

10.4    Stock purchase agreement between the Company and                    *
        Norwest Growth Fund, Inc.

10.5    Biosensor Corporation Incentive Stock Option Plan                   *

10.9    License agreement with CNS, Inc.                                   **

10.10   Line of Credit agreement with First Bank National                 ***
        Association dated May 6, 1994

10.11   Agreement with Marcom Inc.                                        ***

10.12   Line of Credit Agreement with First Bank National                 ***
        Association dated May 25, 1995 as amended August 2, 1995.

10.13   Line of Credit Agreement with Norwest Bank, National
        Association dated April 7, 1997

10.14   Lease agreement with Springrose Partners LLP dated April 7,1997


   * Incorporated by reference to the corresponding exhibit in the Company's Form S-18 Registration Statement (No. 2-86322C).

  ** Incorporated by reference to the corresponding exhibit in the Company's Form 10K filed on August 29, 1989.

 *** Incorporated by reference to the corresponding exhibit in the Company's Form 10K-SB filed on August 26, 1994

**** Incorporated by reference to the corresponding exhibit in the Company's Form 10K-SB filed on August 26, 1996

Form 8-K
There were no filings on form 8-K in the fourth quarter of 1997.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
  Board of Directors
Biosensor Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Biosensor Corporation as of May 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosensor Corporation as of May 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, during 1997 the Company lost a lawsuit, resulting in a judgment against the Company of approximately $352,000. The Company has appealed the judgment and is also attempting to negotiate a settlement. The Company may not have adequate working capital to pay the judgment, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements include an accrual for the lawsuit, but do not include any other adjustments that might result from the outcome of this uncertainty.


Minneapolis, Minnesota
July 7, 1997

BIOSENSOR CORPORATION

BALANCE SHEETS
MAY 31, 1997 AND 1996

ASSETS (NOTE 2)                                                     1997         1996
                                                                 ----------   ----------
Current Assets
     Cash and cash equivalents                                   $    4,739   $  163,422
     Accounts receivable, less allowance for doubtful accounts
         of $111,000 in 1997 and $12,000 in 1996 (Note 5)           400,262      605,536
     Inventories:
         Raw materials and component parts                          118,664      183,957
         Work-in-process                                             50,015       55,747
         Finished goods                                             138,586       68,672
     Prepaid expenses and other                                      54,822       17,163
                                                                 ----------   ----------
                   TOTAL CURRENT ASSETS                             767,088    1,094,497
                                                                 ----------   ----------

Deposits (Note 6)                                                    18,000       11,204
                                                                 ----------   ----------

Property and Equipment, at cost
     Manufacturing and engineering equipment                        219,164      205,727
     Office furniture and equipment                                 149,149      146,397
                                                                 ----------   ----------
                                                                    368,313      352,124

     Less accumulated depreciation                                  308,853      277,713
                                                                 ----------   ----------
                                                                     59,460       74,411
                                                                 ----------   ----------
                                                                 $  844,548   $1,180,112
                                                                 ==========   ==========


See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                           1997           1996
                                                           -----------    -----------
Current Liabilities
     Trade accounts payable                                $    50,246    $   166,058
     Accrued expenses:
         Lawsuit (Note 8)                                      352,000           --
         Commissions                                            15,492         55,280
         Compensation                                           48,872         55,481
         Warranty                                               30,618         30,657
         Other                                                   1,221         27,348
                                                           -----------    -----------
                   TOTAL CURRENT LIABILITIES                   498,449        334,824
                                                           -----------    -----------


Commitments and Contingencies (Notes 6 and 8)

Stockholders' Equity (Notes 2 and 4)
     Common stock, $0.05 par value; authorized 5,000,000
         shares; issued and outstanding 2,823,055 shares
         in 1997 and 2,808,055 shares in 1996                  141,153        140,403
     Additional paid-in capital                              2,940,447      2,940,447
     Accumulated deficit                                    (2,735,501)    (2,235,562)
                                                           -----------    -----------
                                                               346,099        845,288
                                                           -----------    -----------
                                                           $   844,548    $ 1,180,112
                                                           ===========    ===========


BIOSENSOR CORPORATION

STATEMENTS OF INCOME
YEARS ENDED MAY 31, 1997, 1996, AND 1995

                                                            1997           1996           1995
                                                         -----------    -----------    -----------
Net sales (Note 5)                                       $ 2,504,907    $ 2,424,478    $ 2,429,662
                                                         -----------    -----------    -----------

Costs and expenses:
     Cost of products sold                                 1,235,205        998,153      1,042,517
     Research, development, and engineering                  289,286        168,859        241,272
     Sales and marketing                                     650,467        647,062        879,612
     General and administrative                              476,133        437,849        440,938
                                                         -----------    -----------    -----------
                                                           2,651,091      2,251,923      2,604,339
                                                         -----------    -----------    -----------

                   OPERATING INCOME (LOSS)                  (146,184)       172,555       (174,677)

Nonoperating income (expense):
     Interest expense                                         (2,587)        (1,504)        (2,396)
     Other expense, primarily lawsuit in 1997 (Note 8)      (353,761)        (1,441)        (5,953)
     Interest income                                           2,593          1,896          5,680
                                                         -----------    -----------    -----------
                   NET INCOME (LOSS)                     $  (499,939)   $   171,506    $  (177,346)
                                                         ===========    ===========    ===========

Earnings (loss) per common and common
     equivalent share                                    $     (0.18)   $      0.06    $     (0.06)
Weighted average number of common and
     common equivalent shares outstanding                  2,820,877      2,803,678      2,798,089

See Notes to Financial Statements.


BIOSENSOR CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1997, 1996, AND 1995

                                                                Additional
                                                    Common       Paid-In      Accumulated
                                                     Stock       Capital        Deficit         Total
                                                  -----------   -----------   -----------    -----------
Balance, May 31, 1994                             $   138,528   $ 2,939,947   $(2,229,722)   $   848,753
     Issuance of 30,000 shares upon exercise of
         stock option                                   1,500          --            --            1,500
     Net loss                                            --            --        (177,346)      (177,346)
                                                  -----------   -----------   -----------    -----------
Balance, May 31, 1995                                 140,028     2,939,947    (2,407,068)       672,907
     Issuance of 7,500 shares upon exercise of
         stock option                                     375           500          --              875
     Net income                                          --            --         171,506        171,506
                                                  -----------   -----------   -----------    -----------
Balance, May 31, 1996                                 140,403     2,940,447    (2,235,562)       845,288
     Issuance of 15,000 shares upon exercise of
         stock option                                     750          --            --              750
     Net loss                                            --            --        (499,939)      (499,939)
                                                  -----------   -----------   -----------    -----------
Balance, May 31, 1997                             $   141,153   $ 2,940,447   $(2,735,501)   $   346,099
                                                  ===========   ===========   ===========    ===========


See Notes to Financial Statements.

BIOSENSOR CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996, AND 1995

                                                                            1997        1996         1995
                                                                         ---------    ---------    ---------
Cash Flows From Operating Activities
     Net income (loss)                                                   $(499,939)   $ 171,506    $(177,346)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                       32,347       29,829       25,117
         Loss on sale of property and equipment                               --            730         --
         Bad debt expense                                                   99,000         --           --
         Changes in assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                        106,274     (210,227)     258,753
                Inventories                                                  1,111      124,110      (35,714)
                Prepaid expenses and other                                 (37,659)       4,869        3,929
                Deposits                                                    (6,796)      (1,561)        (977)
            Increase (decrease) in:
                Accounts payable                                          (115,812)      69,938      (83,757)
                Customer deposits                                             --         (9,250)     (30,749)
                Accrued expenses                                           279,437       57,489      (36,323)
                                                                         ---------    ---------    ---------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (142,037)     237,433      (77,067)
                                                                         ---------    ---------    ---------

Cash Flows From Investing Activities
     Payment for purchase of product line                                     --        (20,000)     (50,000)
     Purchase of property and equipment                                    (18,471)     (40,636)     (15,491)
     Proceeds from the sale of property and equipment                        1,075        1,000          600
                                                                         ---------    ---------    ---------
                   NET CASH USED IN INVESTING ACTIVITIES                   (17,396)     (59,636)     (64,891)
                                                                         ---------    ---------    ---------

Cash Flows From Financing Activities
     Borrowings (payments) on note payable to bank                            --        (20,000)      20,000
     Net proceeds from issuance of common stock                                750          875        1,500
                                                                         ---------    ---------    ---------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         750      (19,125)      21,500
                                                                         ---------    ---------    ---------

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (158,683)     158,672     (120,458)

Cash and Cash Equivalents
     Beginning of year                                                     163,422        4,750      125,208
                                                                         ---------    ---------    ---------
     End of year                                                         $   4,739    $ 163,422    $   4,750
                                                                         =========    =========    =========

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest                                              $   2,587    $   1,208    $   2,396
                                                                         =========    =========    =========


See Notes to Financial Statements.

BIOSENSOR CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Biosensor Corporation (the Company) is engaged in the development, manufacture, and marketing of diagnostic equipment for physicians' offices, clinics, and hospitals throughout the U.S., Europe, and Asia. The 24-hour ambulatory cardiac monitoring, EKG telemetry, pulmonary function, EKG, and ambulatory blood pressure systems operate independently or in unison on an IBM-compatible office computer. The Company also manufactures cardiac monitors for OEM distributors.

A summary of the Company's significant accounting policies follows:

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: For purposes of reporting the statement of cash flows, the Company considers any highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories are carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.

DEPRECIATION: Depreciation of property and equipment is computed using straight-line and accelerated methods over the following useful lives:

                                                          Years
---------------------------------------------------------------
Manufacturing and engineering equipment                     3-5
Office furniture and equipment                              5-7


INCOME RECOGNITION: Revenues and expenses are recorded using the accrual basis of accounting for both financial reporting and income tax purposes. However, revenues are not accrued if collection thereof is not reasonably assured or the customer has an unconditional right of return.

INCOME TAXES: Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ACCRUED WARRANTY: The products manufactured by the Company are sold with a one-year warranty. The Company accrues warranty costs based upon historical experiences and current conditions. The Company also offers an extended warranty to its customers, under which revenues are initially deferred and recognized to match the expected related costs incurred over the extended warranty period. Expense for work performed under the extended warranties are recognized as incurred. As of May 31, 1997 and 1996, the amount of accrued warranty costs were $4,668 and $5,766, respectively, and deferred warranty revenue was $25,950 and $24,891, respectively.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include stock options. In 1997 and 1995, the common equivalent shares were not included in the computation as their effect would have been anti-dilutive.

Earnings per share assuming full dilution were the same as primary earnings per share, as the difference between the two computations was not material.

ISSUED BUT NOT YET ADOPTED STANDARD: The FASB has issued Statement No. 128, EARNINGS PER SHARE, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present earnings per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The adoption of Statement No. 128 would have had no material effect on reported earnings (loss) per share for the years ended May 31, 1997, 1996 and 1995.


NOTE 2.NOTE PAYABLE TO BANK

The Company has a $50,000 line of credit available due November 30, 1997, with interest at prime (8.50 percent at May 31, 1997) plus 1 percent. Advances are limited to a percentage of domestic receivables and are secured by substantially all the assets of the Company and are guaranteed by the Company's president. In addition, advances will be made only if the Company is in compliance with certain financial and other covenants at the time the advance is requested. These covenants include certain current ratio and tangible net worth requirements. The Company was in violation of certain covenants at May 31, 1997. Subsequent to year end, the bank has acknowledged the violations and has taken no further action. As of May 31, 1997, there was no outstanding balance on the line of credit.

NOTE 3.INCOME TAXES
A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                                May 31
                                                  -----------------------------------
                                                    1997         1996         1995
                                                  ---------    ---------    ---------
Computed "expected" federal tax expense
  (benefit) at statutory rates                    $(175,000)   $  60,000    $ (62,000)
State income taxes, net of federal benefit             --          9,000        2,500
Federal surtax exemption                               --         (6,300)       3,000
Utilization of net operating loss carryforwards        --        (69,000)        --
Tax benefit not utilized                            175,000        6,300       56,500
                                                  ---------    ---------    ---------
                                                  $    --      $    --      $    --
                                                  =========    =========    =========



Net deferred taxes included the following at May 31, 1997 and 1996:

                                                1997         1996
                                              ---------    ---------
Deferred tax assets                           $ 975,000    $ 809,400
Valuation allowance for deferred tax assets    (975,000)    (809,400)
                                              ---------    ---------
Net                                           $    --      $    --
                                              =========    =========



Deferred tax assets are comprised of the following at May 31, 1997 and 1996:

                                                1997         1996
                                              ---------    ---------
Loss carryforwards                            $ 689,000    $ 685,700
Accrued lawsuit expense                         120,000         --
Tax credit carryforwards                         85,000       85,000
Accrued compensation                             16,000       18,300
Warranty accrual                                 10,000       10,400
Allowance for doubtful accounts                  38,000        4,100
Other, net                                       17,000        5,900
                                              ---------    ---------
Subtotal                                        975,000      809,400

Valuation allowance for deferred tax assets    (975,000)    (809,400)
                                              ---------    ---------
                                              $    --      $    --
                                              =========    =========

At May 31, 1997, the Company has approximately $2,024,000 of net operating loss carryforwards available to offset future taxable income and approximately $85,000 of tax credit carryforwards to offset future federal income tax liabilities. Theses carryforwards expire as follows:

                                        Net
                                      Operating                Tax
                                        Loss                  Credit
                                     -----------            -----------
Years ending May 31:
1998                                 $      --              $    26,000
1999                                                             48,000
2000                                     845,000                 11,000
2001                                     516,000                   --
2002                                     236,000                   --
2003                                     113,000                   --
2004                                     128,000                   --
2010                                     186,000                   --
                                     -----------            -----------
                                     $ 2,024,000            $    85,000
                                     ===========            ===========


NOTE 4. STOCK OPTIONS

The Company has a stock option plan that permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of
Section 422. The plan has 250,000 shares available for grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of Statement of Financial Accounting Standards No. 123, there would have been no material effect on the Company's reported net earnings (loss) and net earnings (loss) per share.

Additional information relating to all outstanding options as of May 31, 1997, 1996, and 1995, is as follows:

                                          1997                     1996                        1995
                                  ---------------------     ---------------------       ---------------------
                                              Weighted                  Weighted                    Weighted
                                               Average                   Average                     Average
                                              Exercise                  Exercise                    Exercise
                                  Shares        Price       Shares        Price         Shares        Price
                                  -------     ---------     -------     ---------       ------      ---------
Options outstanding,
  beginning of year               105,000     $    0.10     100,000     $    0.20       70,000      $    0.11
  Options granted                                            90,000          0.11       60,000           0.23
  Options exercised               (15,000)         0.05      (7,500)         0.10      (30,000)          0.05
  Options surrendered              (5,000)         0.05     (77,500)         0.23         --              --
                                  -------     ---------     -------     ---------       ------      ---------
Options outstanding,
  end of year                      85,000     $    0.12     105,000     $    0.10      100,000      $    0.20
                                  =======     =========     =======     =========       ======      =========
Weighted average fair value
  of options granted during
  the year                                          --                  $    0.05



The following table summarizes information about stock options outstanding at May 31, 1997:

                                                     Options Outstanding              Options Exercisable
                                                 --------------------------        ---------------------------
                                                   Weighted
                                                    Average        Weighted                           Weighted
                                    Number         Remaining        Average            Number          Average
                                Outstanding at    Contractual      Exercise        Exercisable at     Exercise
Range of Exercise Prices         May 31, 1997    Life (Years)        Price          May 31, 1997        Price
------------------------         ------------    ------------        -----          ------------        -----
$0.01 - $0.125                      85,000            2.96        $    0.12            51,250         $  0.11



NOTE 5. MAJOR CUSTOMERS AND EXPORT SALES

The Company's customers which account for 10 percent or more of sales in any of the three years ended May 31, 1997, were:

                                                            Trade Receivable
                                  Sales Percentage               Balance
                             --------------------------      ---------------
Customer                     1997        1996      1995      1997       1996
--------------------         ----        ----      ----      ----       ----
A (Foreign customer)           *         14.8      11.5      $  *     $104,851



* Sales to this customer were less than 10 percent in these years.


The Company's export sales are principally to Europe and Asia and totaled approximately 41, 46, and 40 percent of net sales for the years ended May 31, 1997, 1996, and 1995, respectively.

NOTE 6. LEASES

The Company leases its office facility under an operating lease expiring in September 1997. The Company has committed to an operating lease with an officer/stockholder for a new office facility beginning September 1997 through December 2003. The leases provide that the Company pay a pro rata share of building operating expenses and the new lease required a deposit of $18,000. The Company has also guaranteed the underlying debt on the property. The debt consists of a $1,100,000 five-year term loan. Total approximate rent expense for the years ended May 31, 1997, 1996, and 1995, was $73,000, $73,000, and $75,000,
respectively.

The new lease requires approximate future noncancelable minimum lease payments of $100,000 annually through December 2003.

NOTE 7. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees who meet the age and service requirements of the plan. Employees may make elective contributions and the Company, at the discretion of the Board of Directors, has the option of making a matching contribution each year, up to 25 percent of the employee's contribution. The Company made matching contributions of approximately $2,400 and $4,800 for the years ended May 31, 1997 and 1996, respectively. There was no matching contribution for the year ended May 31, 1995.

NOTE 8. LAWSUIT

In September 1996, a jury verdict in the amount of $352,000 was awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The amount of the jury verdict was accrued during 1997. The continuation of the Company as a going concern is dependent upon a successful appeal or negotiating the settlement of this judgment at terms affordable to the Company. Towards this end, the Company has filed an appeal and is working with counsel to evaluate its further legal options, including settlement negotiations with the former vendor.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOSENSOR CORPORATION


/s/ B. Steven Springrose
B. Steven Springrose
President, Chief Executive Officer
and Chief Financial Officer

Date:   August 25, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/ B. Steven Springrose        President, Chief Executive       August 25, 1997
B. Steven Springrose            Officer, Chief Financial
                                Officer, and Director
                                (Principal Executive Officer)

/s/ Stephen L. Zuckerman MD     Director                         August 25, 1997
Stephen L. Zuckerman, MD