Form 10QSB
period 1997-08-31
BIOSENSOR CORP
filed 1997-10-14
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended August 31, 1997

     |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION

------------------------------------------------------------------------------
            MINNESOTA                                     41-1427114
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 7001 East Fish Lake Road
 Maple Grove, Minnesota                                      55311
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number  (612) 420-2600

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ___X___    NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of October 10, 1997 is 2,823,055.

BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS


------------------------------------------------------------------------------------------------
                                                                     August 31,        May 31,
                                                                       1997             1997
                                                                   (Unaudited)
------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                        $    28,602       $     4,739
  Receivables                                                          375,274           400,262
  Inventories                                                          306,149           307,265
  Prepaid expenses and other                                            55,989            54,822
------------------------------------------------------------------------------------------------
Total Current Assets                                                   766,014           767,088
------------------------------------------------------------------------------------------------

DEPOSITS                                                                18,000            18,000
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT at cost, net                                     58,742            59,460
------------------------------------------------------------------------------------------------

                                                                       842,756           844,548
================================================================================================



------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                     134,440            50,246
  Accrued expenses
    Commissions                                                         13,423            15,492
    Compensation                                                        49,201            48,872
    Warranty                                                            23,808            30,618
    Litigation (Note 3)                                                352,000           352,000
    Other                                                                3,239             1,221
------------------------------------------------------------------------------------------------
Total Current Liabilities                                              576,111           498,449
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share                               141,153           141,153
  Additional paid-in capital                                         2,940,447         2,940,447
  Accumulated deficit                                               (2,814,955)       (2,735,501)
------------------------------------------------------------------------------------------------
Total stockholders' equity                                             266,645           346,099
------------------------------------------------------------------------------------------------

                                                                   $   842,756       $   844,548
================================================================================================


BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


----------------------------------------------------------------------------------------------
Three Months Ended August 31                                          1997             1996
----------------------------------------------------------------------------------------------
NET SALES                                                         $   538,354      $   549,666
----------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                                               264,301          240,843
  Research, development and engineering                                76,118           60,703
  Sales and marketing                                                 183,883          136,701
  General and administrative                                           97,095          106,219
----------------------------------------------------------------------------------------------
                                                                      621,397          544,466
----------------------------------------------------------------------------------------------

Operating income (loss)                                               (83,043)           5,200

NONOPERATING INCOME (EXPENSE)
Litigation (Note 3)                                                      --           (325,000)
Other, net                                                              3,996            1,136
----------------------------------------------------------------------------------------------
                                                                        3,996         (323,864)
----------------------------------------------------------------------------------------------

Loss before income taxes                                              (79,047)        (318,664)

Federal and State Income Taxes                                            407            1,234
----------------------------------------------------------------------------------------------

Net Loss                                                          $   (79,454)     $  (319,898)
==============================================================================================

EARNINGS (LOSS) PER COMMON SHARE AND
COMMON EQUIVALENT SHARE                                           $      (.03)     $      (.11)
==============================================================================================

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES                                                   2,823,055        2,814,413
==============================================================================================


BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


-------------------------------------------------------------------------------------------
Three Months Ended August 31,                                          1997          1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(79,454)     $(319,898)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                        7,308          6,121
  Allowance for doubtful accounts                                                    16,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                     24,988         86,137
      Inventories                                                      1,116        (72,081)
      Other assets                                                    (1,167)        (7,194)
    Increase (decrease) in :
      Accounts payable                                                84,194            917
      Accrued expenses (Note 3)                                       (6,532)       260,924
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                             30,453        (29,074)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    (6,590)          --
-------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (6,590)          --
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                              --              750
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                               --              750
-------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      23,863        (28,324)
CASH AND CASH EQUIVALENTS
Beginning of period                                                    4,739        163,422
-------------------------------------------------------------------------------------------
End of period                                                       $ 28,602      $ 135,098
===========================================================================================


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1997.

The results of operations for the three months ended August 31, 1997, are not necessarily indicative of the operating results for the full year.

NOTE 3.  LITIGATION

On September 19, 1996, a jury verdict in the amount of $325,000 plus court costs of approximately $27,000 were awarded to former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company is appealing the verdict at the United States Court of Appeals, where the appeal is expected to be heard in the third quarter of fiscal 1998. The Company does not have the resources to pay the jury award, and is attempting to negotiate a settlement with the vendor.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $538,000 for the first quarter ended August 31, 1997 compared to sales of $550,000 for the first quarter ended August 31, 1996. In those same periods, cost of products sold as a percentage of sales were 49% and 44% respectively. The increase in cost of sales is a result of continued competitive pressures especially in the international market.

Research, development and engineering expenditures increased approximately $15,000 for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase is due to increases in personnel in the second and third quarters of fiscal 1997 in an effort to move new product development forward.

Sales and marketing expenses increased $47,000 for the first quarter of fiscal 1998 compared to the first quarter of 1997. The increase is due to increased commission paid on increased US sales. In addition, sales personnel were added in the US and International markets in the first quarter of fiscal 1998.

General and administrative costs in the first quarter of 1998 decreased $9,000 compared to the first quarter of 1997. In the first quarter of 1997, general and administrative expenses included $16,000 for uncollectable accounts.

On September 19, 1996, a jury verdict in the amount of $325,000 plus court costs of approximately $27,000 were awarded to former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. The Company is appealing the verdict at the United States Court of Appeals, where the appeal is expected to be heard in the third quarter of fiscal 1998. The Company does not have the resources to pay the jury award, and is attempting to negotiate a settlement with the vendor.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $26,000. The net loss of $79,000 was offset by decreases in receivables of $25,000 and increases in payables of $80,000. The Company used cash of $6,600 for the purchase of property and equipment.

At August 31, 1997 the Company had working capital of $190,000. Legal proceedings described above may require the Company to pay a judgment amount specified by the Court or negotiate a settlement with the plaintiff. If the Company is required to pay the entire judgment amount of $352,000, working capital and cash flows from operations may not be sufficient to pay the judgment amount and continue to fund operations. In this event, the Company may be unable to continue operations, and may be required to seek legal protection under bankruptcy laws while the dispute is resolved.

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


BIOSENSOR CORPORATION



/s/ B. Steven Springrose
------------------------
B. Steven Springrose
President and Chief Executive Officer

Date  October 10, 1997
      ----------------