Form 10QSB
period 1997-11-30
BIOSENSOR CORP
filed 1998-01-13
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended November 30, 1997

         [ ]TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION

--------------------------------------------------------------------------------
          MINNESOTA                                         41-1427114
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

7001 East Fish Lake Road
    Maple Grove, Minnesota                                    55311
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number  (612) 420-2600

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _X_      NO ___

The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 30, 1997 is 2,823,055.

BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   November 30,         May 31,
                                                      1997               1997
                                                   (Unaudited)
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                 $6,310            $4,739
  Receivables                                         415,519           400,262
  Inventories                                         303,648           307,265
  Prepaid expenses and other                           32,308            54,822
--------------------------------------------------------------------------------
Total Current Assets                                  757,785           767,088
--------------------------------------------------------------------------------

DEPOSITS                                               18,000            18,000
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT at cost, net                    51,437            59,460
--------------------------------------------------------------------------------

                                                     $827,222          $844,548
================================================================================



--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                             $171,426           $50,246
  Accrued expenses
    Commissions                                        18,591            15,492
    Compensation                                       57,868            48,872
    Warranty                                           23,058            30,618
     Litigation, current portion (Note 3)              36,000           352,000
    Other                                               3,420             1,221
--------------------------------------------------------------------------------
Total Current Liabilities                             310,363           498,449
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LITIGATION, less current portion (Note 3)             152,000                 -
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share              141,153           141,153
  Additional paid-in capital                        2,940,447         2,940,447
  Accumulated deficit                              (2,716,741)       (2,735,501)
--------------------------------------------------------------------------------
Total stockholders' equity                            364,859           346,099
--------------------------------------------------------------------------------

                                                     $827,222          $844,548
================================================================================

BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


------------------------------------------------------------------------------------------------------
                                              For the Three Months Ended      For the Six Months Ended
                                                     November 30,                  November 30,
                                              --------------------------------------------------------
                                                1997            1996            1997           1996
------------------------------------------------------------------------------------------------------
NET SALES                                     $574,498        $628,301      $1,112,852      $1,177,967
------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                        267,148         296,149         531,449         536,992
  Research, development and engineering         79,230          72,232         155,348         132,935
  Sales and marketing                          197,351         162,376         381,234         299,077
  General and administrative                    83,102          93,356         180,200         199,575
------------------------------------------------------------------------------------------------------
                                               626,831         624,113       1,248,231       1,168,579
------------------------------------------------------------------------------------------------------

Operating income (loss)                        (52,333)          4,188        (135,379)          9,388

NONOPERATING INCOME (EXPENSE),
Litigation (Note 3)                            149,976            --           149,976        (325,000)
Other , net                                        574            (203)          4,570             933
------------------------------------------------------------------------------------------------------
                                               150,550            (203)        154,546        (324,067)
------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes               98,217           3,985          19,167        (314,679)

Federal and State Income Taxes                    --             1,020             407           2,254
------------------------------------------------------------------------------------------------------

Net Income (Loss)                              $98,217          $2,965         $18,760       $(316,933)
======================================================================================================

EARNINGS (LOSS) PER COMMON SHARE AND
COMMON EQUIVALENT SHARE                           $.03            $.00            $.01           ($.11)
======================================================================================================

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES                    2,823,055       2,823,055       2,823,055       2,818,710
======================================================================================================


BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------
Six Months Ended November 30,                            1997         1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $18,760     $(316,933)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                         14,613        17,616
  Allowance for doubtful accounts                         --           6,187
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                      (15,257)        2,228
      Inventories                                        3,617       (72,027)
      Other assets                                      22,514        (2,134)
    Increase (decrease) in :
      Accounts payable                                 121,180         2,766
      Accrued expenses (Note 3)                       (157,266)      272,940
----------------------------------------------------------------------------
Net cash provided by (used in) operations                8,161       (89,357)
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                      (6,590)       (8,861)
Proceeds from sale of property and equipment              --           1,074
----------------------------------------------------------------------------
Net cash used in investing activities                   (6,590)       (7,787)
----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                       --         100,000
Payments on note payable to bank                          --        (100,000)
Net proceeds from issuance of common stock                --             750
----------------------------------------------------------------------------
Net cash provided by financing activities                 --             750
----------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         1,571       (96,394)
CASH AND CASH EQUIVALENTS
Beginning of period                                      4,739       163,422
----------------------------------------------------------------------------
End of period                                           $6,310       $67,028
============================================================================

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

The results of operations for the three months and six months ended November 30, 1997, are not necessarily indicative of the operating results for the full year.

NOTE 3. LITIGATION

In September 1996, a judgment in the amount of $325,000 plus court costs of approximately $27,000 were awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. On December 1, 1997, the Company entered into a settlement agreement with this former vendor that reduced the total payments to be made under this award to $200,000 plus $2,000 in costs. Accordingly, in the quarter ended November 30, 1997, the amount of the litigation settlement previously recorded was reduced by approximately $150,000. The agreement calls for an initial payment of $50,000 due by December 15, 1997 and subsequent annual payments of $25,000 per year through December 2002 with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $574,000 and $1,113,000 for the second quarter and six months ended November 30, 1997, respectively. This compares with sales of $628,000 and $1,178,000 for the second quarter and six months ended November 30, 1996. In the second quarter, decreases in international and OEM sales totaling $87,000 were partially offset by increased sales in the US. Cost of goods sold as a percentage of sales remained at 47% for the second quarter 1998, consistent with 1997. For the six months ended November 30, 1997, cost of goods sold as a percentage of sales was 47%, up from 46% for the same period last year. The Company continues to experience strong competitive pressures especially in the international market, caused primarily by health care reforms. These pressures are negatively affecting both sales volume and gross margins. The Company is working to secure additional distributors in the international market to try and regain sales in this area.

Research, development and engineering expenditures for the second quarter of 1998 were comparable with the same period in 1997. Expenditures for the six months ended November 30, 1997 were up 17% due primarily to increased development costs related to new product development. Subsequent to November 30, 1997, the Company experienced significant attrition in research and development personnel. Development projects will be reassigned among present personnel and replacement of departing employees is not expected until the fourth quarter of 1998.

Sales and marketing expenses increased $35,000 for the second quarter and $82,000 for the six month period ending November 30, 1997 as compared to the prior year. In an attempt to increase both US and international sales, the Company had added sales management personnel in the first quarter of 1998. These positions were eliminated in the second quarter of 1998 when sales levels did not reach expected levels.

General and administrative costs decreased slightly from the prior year for both the three months and six months ended November 30, 1997. Decreases in legal costs of $6,000 and $28,000 for the three and six month periods were partially offset by increased administrative costs relating to the move to new facilities in September 1997.

In September 1996, a judgment in the amount of $325,000 plus court costs of approximately $27,000 were awarded to a former vendor for its claims that the Company owed additional amounts under a 1988 software license agreement. On December 1, 1997, the Company entered into a settlement agreement with this former vendor that reduced the total payments to be made under this award to $200,000 plus $2,000 in costs. Accordingly, in the quarter ended November 30, 1997, the amount of the litigation settlement previously recorded was reduced by approximately $150,000. The agreement calls for an initial payment of $50,000 due by December 15, 1997 and subsequent annual payments of $25,000 per year through December 2002 with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated.

Year 2000

The Company has begun reviewing its products and systems for compliance with the year 2000 issue. Results of this review to date do not indicate a material affect on the company's products or systems.



LIQUIDITY AND CAPITAL RESOURCES

For the six month period ending November 30, 1997, cash provided by operations totaled $8,000. The net income of $19,000 and increase in accounts payable of $121,000 were offset by an increase in receivables of $15,000 and a decrease in accrued expenses of $157,000.

At November 30, 1997 the Company had working capital of $447,000. In addition, in December 1997, the Company re-established a bank line of credit of $25,000 due November 30,1998 with interest at the prime rate plus 2 percent. Advances are limited to a percentage of domestic receivables, are secured by substantially all the assets of the Company and are guaranteed by the Company's president. In addition, advances will be made only if the Company is in compliance with certain financial and other covenants at the time the advance is requested. These covenants include certain ratio, net income and net worth requirements.

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


BIOSENSOR CORPORATION


/s/ B. Steven Springrose
------------------------
B. Steven Springrose
President, Chief Executive Officer and Chief Financial Officer

Dated: December 30, 1997