Form 10QSB
period 1998-02-28
BIOSENSOR CORP
filed 1998-04-14
CIK 708282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended February 28, 1998

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11408
                              BIOSENSOR CORPORATION
--------------------------------------------------------------------------------
        MINNESOTA                                     41-1427114
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

7001 East Fish Lake Road
------------------------
 Maple Grove, Minnesota                                 553111
------------------------                                ------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number   (612) 420-2600


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____X___ NO______

The number of shares outstanding of the registrant's common stock, $.05 par value, as of March 31, 1998 is 2,823,055.

BIOSENSOR CORPORATION
CONDENSED BALANCE SHEETS


-----------------------------------------------------------------------------------------
                                                            February 28,        May 31,
                                                                1998             1997
                                                            (Unaudited)
-----------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                      $    37,219       $     4,739
  Receivables                                                   266,507           400,262
  Inventories                                                   246,153           307,265
  Prepaid expenses and other                                     28,312            54,822
-----------------------------------------------------------------------------------------
Total Current Assets                                            578,191           767,088
-----------------------------------------------------------------------------------------

DEPOSITS                                                         18,000            18,000
-----------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT at cost, net                              44,131            59,460
-----------------------------------------------------------------------------------------

                                                            $   640,322       $   844,548
=========================================================================================


-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                                         85,369       $    50,246
  Accrued expenses
    Commissions                                                  17,839            15,492
    Compensation                                                 43,733            48,872
    Warranty                                                     31,672            30,618
    Litigation, current portion (Note 3)                         25,000           352,000
    Other                                                         4,345             1,221
-----------------------------------------------------------------------------------------
Total Current Liabilities                                       207,958           498,449
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
LITIGATION, less current portion (Note 3)                       127,000              --
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.05 per share                        141,153           141,153
  Additional paid-in capital                                  2,940,447         2,940,447
  Accumulated deficit                                        (2,776,236)       (2,735,501)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                      305,364           346,099
-----------------------------------------------------------------------------------------

                                                            $   640,322       $   844,548
=========================================================================================

BIOSENSOR CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                         For the Three Months Ended        For the Nine Months Ended
                                                                February 28,                    February 28,
                                                      ----------------------------------------------------------------
                                                          1998               1997            1998             1997
----------------------------------------------------------------------------------------------------------------------
NET SALES                                             $   435,049       $   745,867      $ 1,547,901       $ 1,923,834
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of products sold                                   251,407           388,039          782,856           924,031
  Research, development and engineering                    46,591            74,541          201,939           207,476
  Sales and marketing                                     137,659           191,465          518,893           490,542
  General and administrative                               57,291            83,854          237,488           283,429
----------------------------------------------------------------------------------------------------------------------
                                                          492,948           737,899        1,741,176         1,905,478
----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                   (57,899)            7,968         (193,275)           18,356

NONOPERATING INCOME (EXPENSE),
Litigation (Note 3)                                          --                --            149,976          (325,000)
Other, net                                                 (1,597)            1,804            2,974             1,363
----------------------------------------------------------------------------------------------------------------------
                                                           (1,597)            1,804          152,950          (323,637)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                         (59,496)            9,772          (40,325)         (305,281)

Federal and State Income Taxes                               --                 440              407             2,695
----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                     $   (59,496)      $     9,332      $   (40,732)      $  (307,976)
======================================================================================================================


BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE                                                 $      (.02)      $       .00       $     (.01)      $      (.11)
======================================================================================================================

WEIGHTED AVERAGE COMMON                                 2,823,055         2,823,055        2,823,055         2,820,143
======================================================================================================================

BIOSENSOR CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


------------------------------------------------------------------------------------------
Nine Months Ended February 28,                                       1998           1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (40,732)      $(307,976)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                     21,915          26,430
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                  133,757          31,323
      Inventories                                                   61,112         (33,286)
      Other assets                                                  26,510          (8,551)
    Increase (decrease) in:
      Accounts payable                                              35,123         (69,914)
      Accrued expenses (Note 3)                                   (198,619)        290,388
------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                           39,066         (71,586)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  (6,586)        (11,655)
Proceeds from sale of property and equipment                                         1,074
------------------------------------------------------------------------------------------
Net cash used in investing activities                               (6,586)        (10,581)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from note payable to bank                                   --           100,000
Payments on note payable to bank                                      --          (100,000)
Net proceeds from issuance of common stock                            --               749
------------------------------------------------------------------------------------------
Net cash provided by financing activities                             --               749
------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                    32,480         (81,418)
CASH AND CASH EQUIVALENTS
Beginning of period                                                  4,739         163,422
------------------------------------------------------------------------------------------
End of period                                                    $  37,219       $  82,004
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

The results of operations for the three months and nine months ended February 28, 1998, are not necessarily indicative of the operating results for the full year.

NOTE 3. LITIGATION

In December 1997, the Company entered into a settlement agreement with a former vendor to reduce a previously recorded jury award by $150,000. The agreement calls for annual payments of $25,000 per year through December 2002 with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated.

NOTE 4. SUBSEQUENT EVENTS

On March 19, 1998, the Company entered into a letter of intent, subject to shareholder approval, to acquire all of the outstanding shares of Carolina Medical, Inc., a privately held company located in North Carolina. Under the terms of the letter of intent, the shareholders of Carolina Medical would obtain approximately an 80% majority interest in Biosensor.

The letter of intent provides, among other things, that Biosensor shareholders would approve a Plan of Merger which would alter the capital structure and change the name of the Company to BIOTEL, Inc.

NOTE 5. EARNINGS (LOSS) PER SHARE

Effective for the period ending February 28, 1998, the Company has adopted Statement of Financial Accounting Standards Number 128, EARNINGS PER SHARE. The Statement requires restatement of all prior period earnings (loss) per share data however, there was no effect on the Company's prior period amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company's sales were $435,000 and $1,548,000 for the third quarter and nine months ended February 28, 1998, respectively, compared to $746,000 and $1,924,000 for the third quarter and nine months ended February 28, 1997. In the third quarter the Company experienced decreased sales in the International market of approximately $200,000 and in the US of approximately $100,000. These decreases primarily account for the decrease in sales for the nine months ended February 28, 1998. Cost of goods sold as a percentage of sales was 58% for the third quarter and 51% for the nine months ended February 28, 1998. This is up from 52% for the third quarter and 48% for the nine months ended February 28, 1997. As reported in previous quarters, the Company continues to experience strong competitive pressures, especially in the international market caused primarily by health care reforms. These pressures are negatively affecting both sales and gross margins. In addition, international sales have been affected by the Asian economic crisis.

Research, development and engineering expenditures decreased approximately $28,000 for the third quarter and $5,000 for the nine months ended February 28, 1998 compared to the previous year. The decrease in the third quarter is due to decreased number of personnel. Year to date, these decreases were offset by increased expenditures in new product development and enhancements on current product lines.

Sales and marketing expenses decreased $54,000 for the third quarter and increased $28,000 for the nine months ended February 28, 1998 from the prior year. The decrease in the third quarter was due to decreased commissions on lower US and international sales. Year to date, these decreases were offset by increased personnel in the first two quarters of 1998. These positions were eliminated in the second quarter of 1998 when sales levels did not reach expected levels.

General and administrative costs decreased $27,000 for the third quarter and $46,000 for the nine months ended February 28, 1998 compared to the prior year. These decreases are due to decreases in legal costs and recovery on receivables that were previously charged off.

In December 1997, the Company entered into a settlement agreement with a former vendor to reduce a previously recorded jury award by $150,000. The agreement calls for annual payments of $25,000 per year through December 2002 with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ending February 28, 1998 cash provided by operations totaled $39,000 The net loss of $41,000 and increase in accrued expenses of $199,000 were offset by a decrease in receivables of $134,000.

At February 28, 1998 the Company had working capital of $370,000. In March 1998, the Company was notified that the bank line of credit in the amount of $25,000 was no longer available. There was no outstanding balance on the line. The Company is making every effort to increase sales, decrease operating expenses and manage assets to maximize cash flows. If these efforts are unsuccessful, cash flows from operations may not be sufficient to fund operations and the Company may be required to seek additional capital through equity offerings or other financing sources.

On March 19, 1998, the Company entered into a letter of intent, subject to shareholder approval, to acquire all of the outstanding shares of Carolina Medical, Inc., a privately held company located in North Carolina. Under the terms of the letter of intent, the shareholders of Carolina Medical would obtain approximately an 80% majority interest in Biosensor. The Company believes its profitability, capital resources and cash flow would be improved by this acquisition.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
See Note 3 to the Financial Statements.

ITEM 2. CHANGES IN SECURITIES
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS
See Note 4 to the Financial Statements.

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

Date: April 13, 1998