Form 10KSB
period 1998-05-31
BIOSENSOR CORP
filed 1998-08-31
CIK 708282

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

_ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended MAY 31, 1998
* TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ___ to ____

Commission file number 0-11408
BIOSENSOR CORPORATION
________________________________________________________________________
         Minnesota                                      41-1427114
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

6 Woodcross Drive
Columbia, SC                          			      29212
 (Address of principal executive offices)				(Zip Code)

Issuer's telephone number         (803) 407-3044

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

                          				(Title of Class)
                      Common Stock $.05 par value
				                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.       Yes      X	    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.	X

The issuer's revenues for its most recent fiscal year were 	$1,929,000
The aggregate market value of the voting stock held by non-affiliates as of August 7, 1998 (based upon the most recent trade price) was approximately $221,000.

At August 31, 1998, the number of shares outstanding of the registrant's preferred stock, $0.10 par value was 149,025.15 and common stock, $.05 par value, was 2,843,055

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.  BUSINESS

General

Biosensor Corporation (the "Company" or "Biosensor") designs, manufactures and markets cardiac and pulmonary diagnostic equipment for physicians' offices, clinics and hospitals. The Biosensor ambulatory ECG ("Holter") monitoring system consists of a patient-worn microprocessor based unit called the patient recorder, which monitors and records cardiac events. Patient recorder data is transferred in a three to five minute procedure to a personal computer (PC) based central station, located at the physician's office or healthcare facility. The central station's computer presents cardiac performance data on a CRT or prints a hard copy for analysis by the physician. The central computer can also be used for running many PC compatible computer programs for office management. The Biosensor spirometry system uses software developed by the Company in conjunction with hardware purchased from another manufacturer (OEM). The Company sells three other PC compatible OEM products, an ambulatory blood pressure system, an ECG system, and an ECG stress system, and manufactures telemetry equipment for other medical equipment manufacturers. The Company's products are distributed in the United States primarily through independent manufactures' representatives. Internationally, the products are marketed primarily through independent distributors.

Subsequent Events

On July 23, 1998, Biosensor acquired all of the outstanding shares of Carolina Medical, Inc. ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement (the "Plan") by and between the Company and CMI, dated May 29, 1998. The Company acquired 1,987,002 shares of the CMI's Common Stock in exchange for 149,025.15 shares of its Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 96 shares of the Company's Common Stock. Each share of Series A Preferred Stock votes and participates in dividends and liquidations on an as-if-converted basis. CMI was organized to facilitate the share exchange with the Company as a preliminary step to the share exchange. Carolina Medical, Inc., a North Carolina corporation was recently merged with and into CMI. CMI develops, manufactures, markets and services digital ultrasound imagers, electronic instruments for detecting circulatory system disorders and measuring the flow and pressure of blood, and cardiac monitoring systems. CMI has two subsidiaries: Braemar, Inc., and Advance Medical Products, Inc. Braemar, Inc., a North Carolina corporation, is a wholly-owned subsidiary of CMI that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices. CMI owns approximately 55% of the issued and outstanding common stock, and all of the issued and outstanding preferred stock, of Advanced Medical Product, Inc., a publicly held Delaware corporation, that develops, manufactures,
and markets ambulatory ECG and blood pressure monitors.   For accounting
purposes, the transaction became effective July 1, 1998. Because the former CMI shareholders effectively control the Company after the transaction, the transaction will be recorded as a "reverse acquisition", whereby CMI will be deemed to have acquired Biosensor.
The net assets of Biosensor acquired will be recorded at fair market value. The historical financial statements of the Company prior to the acquisition will become those of CMI. Subsequent to July 1, 1998, the financial statements will include the operations of the combined companies.

Biosensor's Board of Directors has also authorized the merger of a wholly owned subsidiary of the Company, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The Company and Advanced Medical Products, Inc. are currently negotiating a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc.

Products

A.  Holter Systems

In the event a 30 second ECG (aka EKG) is unable to tell the physician information needed about a potential cardiac condition, the physician may order a 24 hour patient worn ECG, called a Holter, ambulatory ECG, or long term ECG. The Holter monitor is used primarily to evaluate potential cardiac patient symptoms, to look for episodes where the blood supply to the heart may be compromised (ischemia), to evaluate cardiac risk in patients with suspected or overt cardiac disease, and to determine whether cardiac drugs and therapies used to reduce heart rhythm problems are performing properly. Approximately 2.5 million such procedures are ordered annually in the United States. The Company estimates approximately an equal number are ordered annually in international markets. In the United States, the physician typically charges about $150 per test. International reimbursement can vary from several dollars up to approximately $80 per test. Reimbursements are gennerally sufficient for a private physician or health care facility to financially justify a small Holter system. The Company believes its Holter systems have significant benefits over competitive offerings, including real time analysis technology using FLASH memory components, an easy to use PC compatible program, an attractive recorder size, documented accuracy, and an affordable price.

The Company's four versions of full disclosure monitoring systems are comprised of a patient recorder using the Argus ECG analysis algorithm and a central computer system and three software variations for report viewing and printing. The full disclosure feature allows for storage and review of all 24 hours of the ECG data. The Company's method of full disclosure ECG storage uses real time digital means, rather than the more traditional tape storage means.

Optional superimposition allows the operator to view the ECG data via screen display of one beat over its predecessor at high speeds, allowing 24 hours of data to be reviewed in 30 minutes or less.

B. Spirometry System

The Company's spirometry system is used by physicians to measure lung capacity and function. It uses PC compatible software developed by the Company to function in conjunction with hardware supplied by an outside vendors. The package allows physicians to expand patient care by performing comprehensive pulmonary function tests from their office or clinic. The spirometry system includes a unique feature set comprised of a patented, completely disposable sensor, which eliminates cleaning, chemical contamination, labor and the risk of spreading disease; a "sailboat race game" providing patient stimulation and involvement in testing; patient trending which allows physicians to see the patient progress over time; and built in help manuals to make operation easy.

C. Telemetry

Biosensor sells a telemetry transmitter and receiver to other medical equipment vendors, used for monitoring the ECG of patients in cardiac rehabilitation. Telemetry is the process of radio transmitting, receiving and displaying physiologic signals including ECG from one or more remote patients to a nurses' station.

D.  OEM Distribution

The Company sells other diagnostic equipment to physicians, clinics and hospitals. Such equipment includes stress testing equipment, ECG, and ambulatory blood pressure equipment. This equipment is acquired from other manufacturers and re-sold.

Research and Development

Since its formation, the Company's research and development activities have been focused on developing computerized cardiac monitoring systems capable of providing patient-worn heart monitoring, analysis, and reporting. These products are currently on the market. The Company's present research and development efforts are focused upon enhancing and improving existing systems and developing compatible diagnostic products such as the spirometry software and the ambulatory blood pressure software. The Company currently employs one person in R&D, and engages outside consultants for specific projects. The Company expended $ 242,000 in 1998 and $289,000 in 1997 for research, development, and engineering activities, which consisted principally of the salaries and benefits of its employees and consultants.

Manufacturing and Sources of Supply

The components which are included in the Company's monitoring systems are presently purchased from outside vendors, tested and incorporated into the system by Company personnel. Components are available from multiple sources. If the Company were unable to obtain certain components from one or more of its suppliers, the Company would be forced to seek comparable components from other suppliers. The Company believes it would be able to acquire hardware components from alternate OEM suppliers should it become necessary. The Company is in the process of outsourcing its manufacturing to Braemar Inc which maintains an ISO 9001 certified manufacturing facility and has the capability to provide CE mark, an increasingly critical requirement for export of medical devices to Europe.

Marketing and Distribution

Healthcare reform in the United States, Germany, and in some Asian markets over the past few years has influenced the buying patterns of medical device end-users. With this evolution, products used in this environment must be lower in price and more cost effective to operate, while remaining feature rich. The Company believes this trend will continue, and that its products are well suited to the new environment.

Currently, the Company markets its products through independent manufacturers sales representatives in the United States, and distributors overseas. Biosensor believes that its sales representatives can be effective in reaching the physicians office, clinics, and small to mid-sized hospitals; have specific knowledge of and contacts in particular markets; and enhance the quality and scope of the Company's sales and marketing efforts. Pursuant to agreements with sales representatives and distributors, the sales force is prohibited from engaging in the promotion or sale of products that compete directly with the Company's products.

The Company has one employee sales manager and approximately 17 independent sales organizations covering the United States. In addition, it supports distribution activities in approximately 35 international markets. The Company employs two full-time sales and marketing personnel at its headquarters. These employees work directly and in conjunction with sales representatives and distributors in marketing and selling to doctors, clinics, and hospitals. The Company's marketing staff prepares advertising copy, full color sales brochures, sales bulletins, and reimbursement support documentation.

Competition

Holter Systems

Competition for sales of ambulatory monitoring equipment can be described by dividing the market into two segments of approximately equal size based upon target customers and price considerations:

	1) Larger hospitals, clinic, and service companies. These groups predominantly purchase 24 hour tape scanning and analysis equipment dependent upon technician operation. Equipment for such users is priced in the $30,000 to $80,000 range, where volume justifies a significant capital outlay. Del Mar Avionics Inc., Oxford, Marquette Electronics, Inc., Reynolds, Zymed, Inc.. and Spacelabs, Inc. are the principal domestic suppliers to this market segment. Historically, these companies have represented more than half of industry sales revenues. End-users in this market have also demonstrated a willingness to consider purchasing lower priced (more cost-effective) systems.

	2) Physician office and small hospital systems. Physicians and small hospitals have a tendency to purchase more limited feature Holter systems in a price range of $6,000 to $25,000. Advanced Medical Products, Burdick, Custo, Diagnostic Monitoring, and Rozinn are among the companies that compete with Biosensor selling Holter systems to office based physicians and small hospitals. Principally price, marketing coverage, ease-of-use and product features are the key attributes of the sales process. In the United States, diminishing demand for equipment has resulted from office consolidation and transition into managed care in the physician office market. This change may be temporary or permanent. The physician office diagnostic equipment market is characterized by intense competition. Several well established competing organizations with resources greater than the Company's have been successful at increasing their market share.

Spirometry

There are a number of companies producing spirometry systems for the office and clinic market including Burdick, SpiroMetrics, QRS, and others. Many of these companies sell devices which perform only one function, while others offer multi-purpose personal computer based systems. Biosensor's spirometry products sell for between $2,000 and $4,000 and are PC based companions to the the Company's Holter monitors.

Telemetry

The Company's analog telemetry products are sold to other medical equipment manufacturers (OEM) and are used in cardiac rehabilitation product offerings. This market is shifting from analog to digital technology that is generally being developed by the Company's customers. The Company believes that unique niches for the analog technology will continue to be available, but growth of this product line is not expected. A matched pair, including a telemetry transmitter and receiver, sell for approximately $1,300.

Government Regulation

The diagnostic products sold by the Company are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act), and are subject to the FDA regulatory authority over the manufacturing, performance standards, patient registries, labeling and advertising thereof. Under the Act, the FDA must determine the extent of control necessary to assure the safety and effectiveness of devices and must define those control levels by the promulgation of regulations and standards. Under
Section 510(k) of the Act, a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. All of the Company's products have FDA 510(K) regulatory clearance. Action by the FDA does not, however, constitute approval by the FDA of the Company's products or pass upon their safety and effectiveness. While the Company believes that regulatory clearance for certain diagnostic devices which are substantially equivalent to a device currently in commercial distribution, including products which the Company may in the future develop and market, may be obtained in less time and at a lower cost than certain other medical devices, there can be no assurance that regulatory agencies may not require lengthy clinical testing or other procedures that will involve time and substantial cost. There can be no assurance that, even after such time and expenditures, regulatory clearance will be obtained. A marketed product is subject to continual review, and later discovery of previously unknown problems can result in restrictions on a product's marketing, or withdrawal of the product from the market.

Distribution in Western Europe requires "CE" certification, and as of June 14, 1998 that certification requires compliance and testing under Medical Device Directives (MDD). At May 31, 1998, the Company was in compliance with existing regulations and had filed its documents demonstrating compliance under the MDD.

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

Employees

As of May 31, 1998, the Company had 8 employees 7 of whom were full-time. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good. The company plans some reductions in personnel in connection with the business combination detailed above (Item 1, Business, Subsequent Event). No material costs are anticipated as a result of these reductions.

ITEM 2. PROPERTIES

The Company leases approximately 4,500 square feet of office space in Maple Grove, MN from a partnership controlled by an officer/stockholder. The lease requires approximate future noncancellable minimum annual lease payment of $54,000 through December 2003 plus a pro rata share of operating expenses. The Company has also guaranteed the underlying debt on the property, which consists of a $1,100,000 term loan expiring January 2000.

In connection with the business combination detailed above (Item 1, Business, Subsequent Event), the Company intends to sub-lease the space occupied in Maple Grove, MN. The Company is relocating employees, inventories, equipment and records to facilities in Burnsville, MN and Columbia, SC. The Company has accrued approximately $70,000 at June 30, 1998 in anticipation of various sub-leasing and/or lease termination costs. In addition, the Company has negotiated a release from the loan guarantee on the Maple Grove property. Under the Release from Loan Guarantee Agreement, the Company is responsible for the payment of closing costs in the required refinancing of the Mortgage, estimated at $17,000, and any interest rate differential over a three year period. For each one-percent increase in interest over present rates, the Company could be required to pay approximately $11,000 annually for up to three years.

ITEM 3.  LEGAL PROCEEDINGS

In September 1996, a jury verdict in the amount of $325,000, plus fees of $27,000, was awarded to a former vendor for its claim that the Company owed additional amounts under a 1988 software license agreement. This liability was fully accrued as of May 31, 1997. In December 1997, the Company entered into a settlement agreement with this vendor to reduce the jury award to $200,000. The remaining amount due under the agreement calls for annual payments of $25,000 through December 2002, with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated.

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

                         				    1998		           	      1997
QUARTER                   HIGH         LOW        HIGH          LOW

First Quarter           $0.250       $0.1875     $0.813        $0.563
Second Quarter         $0.1875        $0.125     $0.688        $0.281
Third Quarter           $0.125       $0.0625     $0.281        $0.281
Fourth Quarter         $0.3125       $0.0625     $0.374        $0.281

At August 31, 1998, the Company had approximately 400 shareholders of record.

The Company has not paid any cash dividends on its common stock. The Company intends to retain any earnings it may generate to finance the development of its business and, accordingly, does not anticipate payment of any dividends in the foreseeable future.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Biosensor Corporations net sales totaled approximately $1,929,000 in fiscal 1998, compared with sales of $2,505,000 in fiscal 1997. Sales decreased 23% from 1997 to 1998. Sales in the U.S. in 1998 decreased by $116,000 while sales in international markets decreased by $428,000.
The decreases in US and international sales are a result of continued competitive pressures and a diminished marketplace in the U.S. and certain European countries, largely as a result of healthcare reforms.

Cost of products sold as a percentage of net sales was 51% in fiscal 1998 and 49% in 1997. The increase in 1998 was due to reductions in average selling prices in reaction to a price competitive market environment.

Research, development and engineering expenses for fiscal year 1998 decreased $47,000 compared to fiscal 1997. The decrease in 1998 was due to personnel reductions, primarily from attrition.

Sales and marketing expenses decreased by $40,000 from 1997 to 1998. The decrease resulted primarily from lower commissions paid to sales representatives on the lower level of sales.

General and administrative expenses were $347,000 in 1998 compared to $476,000 in 1997. Decreases in personnel, and lower legal expenditures produced most of the $129,000 decrease in expenses in 1998.

The Company had other income of $158,000 in 1998 primarily due to the settlement of a legal judgment as described in Item 3 above. As a result of the settlement of the liability for less than was recorded in 1997, a reduction in liability of $152,000 was recorded as "other income" in the 1998 Statement of Operations.

Liquidity and Capital Resources

During 1998 the Company generated cash of $79,000 from operating activities. The net loss of $108,000, and decrease in accrued expenses resulting from the settlement of litigation with a former vendor as described in Item 3 and above, were more than offset by decreases in accounts receivable of $156,000 and decreases in inventories of $97,000, and increases in accounts payable of $53,000. The decrease in accounts receivable is due to lower fourth quarter sales, and improved collection efforts. In response to the downturn in sales, the Company began a reduction in personnel and related expenses in March 1998, and reduced the amount of space occupied in its rented facilities. Marketing activities were concentrated on selected foreign distributors in international markets that were not as directly affected by health care reform. In addition, the Company increased its investigations into possible merger and acquisition opportunities that could provide for greater critical mass and improved manufacturing, marketing, and sales efficiencies.

In a move that the Company believes will further improve liquidity and capital resources and provide better access to capital markets, on July 23, 1998, Biosensor acquired in a reverse merger all of the outstanding shares of Carolina Medical, Inc. ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement (the "Plan") by and between the Company and CMI, dated May 29, 1998. (see Item 1, Business, Subsequent Events). Carolina Medical, Inc. had raised $470,000 (net of costs) in May 1998 from a private placement of its common stock with two
new investors.   In addition to CMI's operations in King, North
Carolina, CMI owns Braemar Inc., a manufacturer of medical products similar to those manufactured by the Company, located in Minnesota, and control of Advanced Medical Products, Inc., a direct competitor of the Company located in South Carolina. The Company and CMI believe that cost savings of between $300,000 and $500,000 annually could potentially be realized by moving the manufacture of the Company's products to Braemar, Inc. and by combining the marketing, sales, customer service and administrative operations of the Company with similar operations of Advanced Medical Products, Inc., eliminating redundant costs. A Plan of Reorganization and Merger between Biosensor and Advanced Medical Products has been approved by the Boards of Directors of both the Company and Advanced Medical Products, Inc. A definitive agreement is being negotiated that would result in the consolidation of the Companys operations into Advanced Medical Products, the combination to be operated as Advanced Biosensor, Inc. This would be expected to lead to increased sales, and cost savings in the range of those described above which, longer term, would be expected to have a positive affect on
liquidity and capital resources.   Short term, Biosensors inventory and
receivables could add to the borrowing base and therefore provide greater liquidity under a credit agreement in place between Advanced Medical Products Inc. and Emergent Financial Group, their asset based lender.

Forward-Looking Statements

The Company may from time to time make written of oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Form 10KSB and in other documents filed by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continued", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievments of the Company, or industry results, to differ materially from those expressed or implied
in such "forward-looking statements".   Any such statement is qualified
by reference to the following cautionary statements.

The Companys business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreigh exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings.

This Form 10KSB contains forward looking statements, particularly in the following sections: "Business"; and "Management's Discussion and
Analysis of Financial Condition and Results of Operations";   Actual
results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to the timely and effective integration of the Biosensor's business and operations with the business and operations of Carolina Medical and Advanced Medical Products and the achievment of expected operating synergies, market acceptance of the Company's products and services, changes in expected research and development requirements, the effects of changing economic conditions and business conditions generally, and changes in medical device markets as a result of health care reforms both domestically and internationlly. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Year 2000 Impact Analysis

The Company has examined the effects that the year 2000 will have on the operation of its business and on the its customers use and acceptance of its products. Biosensor believes that it has a plan in place that will eliminate or render immaterial any impact that the year 2000 will have on its business. Internal accounting and preparation of monthly, quarterly and annual financial statements is currently performed on personal computers using accounting and inventory software obtained from Great Plains running on theMicrosoft DOS operating system software. By the end of calendar 1998 the Company expects to upgrade to the latest version of Great Plains software running under Windows 95 or Windows 98 at a total cost estimated to be less than $15,000. This new software is Y2K compliant. The Company's products use microprocessors and imbedded software, and data captured and stored by these products are processed by software provided to customers by the Company. Calculations performed by the imbedded code in the Company's products and by processing software supplied by the Company do not utilize the year.
The Company believes that all of its recorders currently being sold and those being serviced under waranty will be not be effected by a change in year from 1999 to 2000 or from 2000 to 2001.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are filed as part of this Annual Report on form 10-KSB on pages sixteen (16) through twenty six (26).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On July 23, 1998, Dr. Stephen L. Zuckerman resigned as a director of the Company and five persons were appointed to serve as directors of the Company until the next annual meeting of shareholders. The names and ages of the Company's directors and executive officers, and their principal occupations are set forth below.

Name                     Age        Position        Term of Service From
L. John Ankney           69         Director              July 1998
David A. Heiden          50         Director              July 1998
C. Roger Jones           60         Director              July 1998
Ronald G. Moyer          62   President, CEO &Director    July 1998
Michael W. Oliver        45         Acting CFO            July 1998
B. Steven Springrose     49         Director                 1982
Spencer M. Vawter        61         Director              July 1998

Other Information Regarding the Officers and Directors:

Business Experience

L. John Ankney has acted as independent consultant to several companies since 1993. He served as President and Director from 1970 to 1993 for Transnational Electronic and Funding Corporation, an investment, venture
capital, and management consulting company.   Mr. Ankney served as a
director of Digilog, Inc. from 1974 to 1989.

David A. Heiden is currently Vice President of Sales for Video Display Corporation. From 1989 until 1998 he was president and CEO of Urological Care America, Inc., a company that assisted urology practices in the managed care environment. He served as President and CEO of Lithotripter Technologies of the Americas from 1985 to 1988. Prior to that he was Vice President of Marketing and Sales for Dornier Medical Systems.

C. Roger Jones has served as President and Chief Operating Officer of Carolina Medical since 1985. From 1970 to 1985, he was Vice President of Sales and Marketing for Carolina Medical where he served in various other capicities since 1961. He has served as Chairman for Eagle Golf Ball Company, Inc. since 1988.

Ronald G. Moyer was appointed President, Chief Executive Officer, and Chairman of the Board of Biosensor on July 23, 1998. He also has served as Chief Executive Officer and Chairman of Advanced Medical Products, Inc. since 1996 and was that company's President from 1996 until October 1997. Since 1992 he has been the Chief Executive Officer and Chairman of Carolina Medical Inc., a manufacturer of medical instruments. In 1991 and 1992 he was Director of Mergers and Acquisitions for Dominion Holdings Group, a Merchant Bank. From 1989 to 1991, he served as Chief Operating Officer of CXR Corporation, an AMEX listed public company. Prior to that time since 1969 he was the President, Chief Executive Officer and Chairman of the Board of Digilog, Inc., a publicly held telecommunications company. He received a BS from Tri-State University in 1956, an MS in Aerospace Engineering from Drexel University in 1963 and completed the Harvard Business School Small Corporation Management Program in 1981.

Michael W. Oliver is the Acting Chief Financial Officer of the Company. He is President of The Oliver Group, a management consulting firm. From 1990 to 1997 he was Treasurer of Reichhold Chemicals.
He was Executive Vice President and CFO of The Harris Organization, a privately held holding company, from 1988 to 1990. He received his BA and MBA from the University of Pittsburgh.

B. Steven Springrose serves as the Company's Vice President, Chief Technology Officer, and Director, and served as President, Chief Executive Officer and Chairman of the Company from its inception in 1982 until July 1998. Mr. Springrose also served as Chief Financial Officer until July, 1998. From 1973 to 1976 Mr. Springrose was involved in the design , development, manufacture and marketing of medical products. He developed new product concepts as a biomedical engineer at Medtronic, Inc. (1973-1974), and held operations, management and product development engineering positions at Minntech Corporation (1974-1976). Mr. Springrose was employed at Cardiac Pacemakers, Inc. from 1976 through 1982 in various marketing capacities prior to founding the Company.

Spencer M. Vawter is President and CEO of Carmile Products, Inc,, a developer and marketer of software automation products for the chemical laboratory. Previously, Mr. Vawter served as President and/or CEO of several urology, ultrasound and medical companies, including Mentor Urology, Avalon Technology, Biosound, and various divisions of Boehringer Mannheim. Mr. Vawter also was Senior Vice President of Bio-Dynamics, Director of Medical Instrumentation for the American Medical Association.. Mr. Vawter holds a BA degree from Franklin College and an MSc from DePaul University.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the indicated compensation paid and/or accrued to the Company's Chief Executive Officer for the years indicated. No other executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended May 31, 1998.

                                             Long Term Compensation
                   Annual Compensation         Awards      Payouts
                                  Other                                All
Name and                          Annual  Restricted                   Other
Principal                         Compen-   Stock              LTIP    Compen-
Position    Year   Salary  Bonus  sation   Award(s)  Options  Payouts  sation
                    ($)     ($)    ($)       ($)     SARs(#)    ($)      -
B. Steven
Springrose  1998  $100,000    -      -        -         -        -       -
CEO and     1997  $100,000    -      -        -         -        -       -
CFO         1996  $ 99,000 $27,000   -        -         -        -       -

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information provided to the Company as to the beneficial ownership of the Company's common stock as of August 7, 1998 by (i) persons holding 5% or more of such stock; and (ii) all officers and directors as a group:

                       Common Stock             Percent of
Beneficial Owner       Beneficially Owned       Outstanding Shares (1)
B. Steven Springrose       896,000(2)                  31.7%

Officers and Directors     896,000(3)                  31.7%
as a Group (1 persons)

(1)  See Item 1, Business, Subsequent Event.
(2) Includes 35,000 shares owned jointly with Mr. Springroses spouse and 6,000 shares held for the benefit of Mr.
Springroses children, as to which shares he disclaims beneficial interest.
(3) Does not include 70,576 shares held by a partnership in which Dr. Zuckerman is a general partner and currently holds a .5%
interest, and 10,000 shares which may be acquired within 60 days of the date hereof pursuant to the exercise of stock options. Dr. Zuckerman was a Director prior to July 23, 1998. (see Item 9, Directors, Executive Officers, Promoters and Control Persons)

The Following table presents information provided to the Company as to the beneficial ownership of the Companys Series A Preferred Stock as of August 7, 1998 by (i) persons holding 5% or more of such stock; and (ii) all officers and directors as a group:

                           Preferred Stock        Percent of
Beneficial Owner           Beneficially Owned     Outstanding Shares (1)
Ronald G. Moyer               48,471.75(2)             32.5%
C. Roger Jones                19,012.50(3)             12.8%

Officers and Directors        67,484.25(4)             45.3%
as a Group
(2 persons)

(1) Preferred stock issued July 23, 1998.  See Item 1, Business,
Subsequent Event.
(2) Each share of series A preferred stock is convertible into 96 shares of common stock and carries the corresponding voting rights.
Preferred stock owned beneficially by Ronald G. Moyer is convertible into 4,653,288 shares of common stock. If all outstanding preferred shares were converted into common stock, Ronald G. Moyer would own 27.1% of the common stock then outstanding.
(3) Each share of series A preferred stock is convertible into 96 shares of common stock and carries the corresponding voting rights. Preferred stock owned beneficially by C. Roger Jones is convertible into 1,825,200 shares of common stock. If all outstanding preferred shares were converted into common stock, C. Roger Jones would own 10.6% of the common stock then outstanding.
(4) If all outstanding preferred shares were converted into common stock, all officers and directors as a group would own
7,374,488 shares of common stock or 43% of the total then outstanding.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an operating lease for office space with Springrose Partners. L.L.P. a limited partnership in which B. Steven Springrose, the registrant's current Director and former CEO and CFO and his spouse are the owners. The lease runs through December 2003. Approximate future noncancelable minimum lease payments of $54,000 are required under the lease. In addition, the lease provides that the registrant pay a pro rata share of building operating expenses and required a deposit of $18,000. The registrant has also guaranteed the underlying debt on the property. The debt consists of a $1,100,000 five year term loan expiring in January 2000. Subsequent to May 31, 1998 the Company has obtained a release from that guarantee (Item 2, Properties).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                                             Page No. or
                                                             Incorporation by
Exhibit No.     Description                                  Reference to

3.1             Restated Articles of Incorporation                  *
3.2             Amended Bylaws                                      *
10.1            Agreement between the Company and Washington
                University  (this agreement expired March 1993)     *
10.4            Stock purchase agreement between the Company and
                Norwest Growth Fund, Inc.                           *
10.5            Biosensor Corporation Incentive Stock Option Plan   *
10.9            License agreement with CNS, Inc.                    **
10.10           Line of Credit agreement with First Bank National
                Association dated May 6, 1994                       ***
10.11           Agreement with Marcom Inc.                          ***
10.12 Line of Credit Agreement with First Bank National Association dated May 25, 1995 as amended August 2,
                1995.                                               ****
10.13           Line of Credit Agreement with Norwest Bank,
                National Association dated April 7, 1997            *****
10.14           Lease agreement with Springrose Partners LLP
                dated April 7, 1997                                 *****

* Incorporated by reference to the corresponding exhibit in the Company's Form
  S-18      Registration Statement (No. 2-86322C).
** Incorporated by reference to the corresponding exhibit in the Company's Form
  10K	      Filed on August 29, 1989.
*** Incorporated by reference to the corresponding exhibit in the Company's
  Form 10K-SB	   Filed on August 26, 1994
**** Incorporated by reference to the corresponding exhibit in the Company's
  Form 10K-SB    Filed on August 26, 1996
***** Incorporated by reference to the corresponding exhibit in the Company's
  Form 10K-SB    Filed on August 25,1997

Form 8-K
There were no filings on form 8-K in the fourth quarter of 1998. A form 8-K was filed by the Company on July 28, 1998 regarding the merger with Carolina Medical (see above Item 1, Business, Subsequent Event)


SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this reoprt to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOSENSOR CORPORATION



Ronald G. Moyer
President and Chief Executive Officer

Date: August 31, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


_______________________
Ronald G. Moyer           President, Chief Executive      August 31, 1998
                          Officer, and Director
                          (Principal Executive Officer)


_______________________
Michael Oliver            Chief Financial Officer         August 31, 1998
                          (Acting)


_______________________
L. John Ankney            Director                        August 31, 1998


_______________________
David A. Heiden           Director                        August 31, 1998


_______________________
C. Roger Jones            Director                        August 31, 1998


_______________________
B. Steven Springrose      Director                        August 31, 1998


_______________________
Spencer M. Vawter         Director                        August 31, 1998



INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Biosensor Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Biosensor Corporation as of May 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosensor Corporation as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 8, on July 23, 1998, the Company acquired all of the outstanding shares of Carolina Medical, Inc. (CMI), through the issuance of approximately 149,000 shares of preferred stock. As a result of that transaction, the shareholders of CMI effectively control the Company.


McGladrey & Pullen, LLP


Minneapolis, Minnesota
June 23, 1998 (except for Note 8, as to
    which the date is July 23, 1998)


BIOSENSOR CORPORATION

BALANCE SHEETS
May 31, 1998 and 1997

ASSETS                                                 1998           1997
Current Assets
  Cash                                             $   77,115     $   4,739
  Accounts receivable, less allowance
    for doubtful accounts of $17,000 in 1998
    and $111,000 in 1997                              244,604       400,262
  Inventories:
    Raw materials and component parts                  95,196       118,664
    Work in process                                    14,372        50,015
    Finished goods                                     99,762       138,586
  Prepaid expenses and other                           18,648        54,822
                    Total current assets              549,697       767,088

Deposits (Note 5)                                      18,000        18,000

Property and Equipment, at cost
Manufacturing and engineering equipment               201,847       219,164
Office furniture and equipment                        155,735       149,149
                                                      357,582       368,313

Less accumulated depreciation                         322,670       308,853
                                                       34,912        59,460
                    Total assets                   $  602,609       844,548


See Notes to Financial Statements.



LIABILITIES AND STOCKHOLDERS EQUITY
                                                        1998          1997
Current Liabilities
  Trade accounts payable                           $  103,060     $  50,246
  Accrued expenses:
    Current portion of accrued litigation costs        25,000       352,000
    Commissions                                         5,782        15,492
    Compensation                                       43,311        48,872
    Warranty                                           43,790        30,618
    Other                                              17,004         1,221
                    Total current liabilities         237,947       498,449

Accrued Litigation Costs (Note 7)                     125,000             0

Commitments and Contingencies (Notes 5, 7, and 8)

Stockholders Equity (Notes 3 and 8)
  Preferred stock $0.10 par value; authorized 150,000
    shares; No shares issued and outstanding in 1998
    and 1997                                                -             -
  Common stock, $0.05 par value; authorized 4,850,000
    shares; Issued and outstanding 2,843,055 shares
    in 1998 and 2,823,055 shares in 1997              142,153       141,153
  Additional paid-in capital                        2,941,447     2,940,447
  Accumulated deficit                              (2,843,938)   (2,735,501)
                    Net stockholder's equity          239,662       346,099

                                                  $   602,609   $   844,548


See Notes to Financial Statements.




BIOSENSOR CORPORATION

STATEMENTS OF OPERATIONS
Years Ended May 31, 1998 and 1997

                                                      1998           1997
Net sales (Note 4)                                $  1,929,037  $  2,504,907

Costs and expenses (Note 5):
  Cost of products sold                                991,170     1,235,205
  Research, development, and engineering               242,644       289,286
  Sales and marketing                                  610,738       650,467
  General and administrative                           347,258       476,133
                                                     2,191,810     2,651,091

                    Operating loss                    (262,773)     (146,184)

Nonoperating income (expense):
  Other income (expense), primarily litigation
    (Note 7)                                           158,151      (353,761)
  Interest expense                                      (3,815)       (2,587)
  Interest income                                            0         2,593
                    Net loss                        $ (108,437)   $ (499,939)

Basic and diluted net loss per share                $    (0.04)   $    (0.17)
Weighted-average shares outstanding                  2,824,863     2,820,877


See Notes to Financial Statements.



BIOSENSOR CORPORATION

STATEMENTS OF STOCKHOLDERS EQUITY
Years Ended May 31, 1998 and 1997

                                     Additional
                          Common     Paid-In        Accumulated
                          Stock      Capital        Deficit          Total

Balance, May 31, 1996   $ 140,403    $2,940,447     $(2,235,562)   $ 845,288
  Issuance of 15,000
  shares upon
    Exercise of stock
    option                    750             -               -          750
  Net loss                      -             -        (499,939)    (499,939)
Balance, May 31, 1997     141,153     2,940,447      (2,735,501)     346,099
  Issuance of 20,000
  shares upon
    Exercise of stock
    option                  1,000         1,000               -        2,000
Net loss                        -             -        (108,437)    (108,437)
Balance, May 31, 1998  $  142,153    $2,941,447     $(2,843,938)   $ 239,662


See Notes to Financial Statements.



BIOSENSOR CORPORATION

STATEMENTS OF CASH FLOWS
Years Ended May 31, 1998 and 1997

                                                       1998          1997
Cash Flows From Operating Activities
  Net loss                                        $  (108,437)   $  (499,939)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Depreciation                                     25,347         32,347
      Exchange of property and equipment                7,815              0
      Bad debt expense                                      0         99,000
      Changes in assets and liabilities:
        Accounts receivable                           155,658        106,274
        Inventories                                    97,935          1,111
        Prepaid expenses and other                     36,174        (37,659)
        Accounts payable                               52,814       (115,812)
        Accrued expenses                             (188,316)       279,437
        Other                                               0         (6,796)
                    Net cash provided by (used in)
                      operating activities             78,990       (142,037)


Cash Flows From Investing Activities
  Purchase of property and equipment                  (8,614)        (18,471)
  Proceeds from the sale of property and equipment                     1,075
                    Net cash used in investing
                      activities                      (8,614)        (17,396)

Cash Flows From Financing Activities
  Stock options exercised                              2,000             750
                    Net cash provided by financing
                      activities                       2,000             750

                    Increase (decrease) in cash       72,376        (158,683)

Cash
  Beginning of year                                    4,739         163,422
  End of year                                       $ 77,115       $   4,739

Supplemental Disclosures of Cash Flow Information
  Cash paid for interest                            $  3,815       $   2,587


See Notes to Financial Statements.




Biosensor Corporation

NOTES TO FINANCIAL STATEMENTS

Note 1:  Nature of Business and Significant Accounting Policies

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

The Company had sales to foreign customers of approximately $669,000 and $1,039,000 in 1998 and 1997, respectively. Accounts receivable of $116,512 and $297,057 were recorded at May 31, 1998 and 1997, respectively.

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

	 	                                           Years
	Manufacturing and engineering equipment 	     3-5
	Office furniture and equipment 	              5-7

Income recognition: Revenues and expenses are recorded using the accrual basis of accounting for both financial reporting and income tax purposes. Revenue is recognized at the time of delivery to distributors or customers. The Company markets its products through a sales staff and through independent domestic and international distributors on credit terms it establishes with individual distributors and customers. However, revenues are not accrued if collection thereof is not reasonably assured or the customer has an unconditional right of return.

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

Accrued warranty: The products manufactured by the Company are sold with a one-year warranty. The Company accrues warranty costs based upon historical experiences and current conditions. The Company also offers an extended warranty to its customers, under which revenues are initially deferred and recognized to match the expected related costs incurred over the extended warranty period. Expense for work performed under the extended warranties are recognized as incurred. As of May 31, 1998 and 1997, the amount of accrued warranty costs were $3,486 and $4,668, respectively, and deferred warranty revenue was $40,304 and $25,950, respectively.

Net income (loss) per share: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended May 31, 1998, and as required by the statement, has restated the per share information for the prior year to conform to the statement. As described in Note 3, at May 31, 1998 and 1997, the Company had options outstanding to purchase a total of 75,000 and 85,000 shares of common stock, respectively, at a weighted-average exercise price of approximately $0.17 and $0.12, respectively. However, because the Company has incurred losses in 1998 and 1997, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 1998 and 1997.

Issued but not yet adopted standard: The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the manner in which a publicly held enterprise reports certain information about operating segments of their business. The information required to be disclosed for an entity's operating segments not only consists of financial information, but also certain related disclosures of the segment's products and services, geographic areas, and major customers. Statement No. 131 will become effective for the Company's year ending May 31, 1999; however, the impact on disclosures is not anticipated to be significant.

Note 2:  Income Taxes

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:
                                      	 	                 May 31
                                                    1998  	        1997
Computed "expected" federal tax expense
(benefit) at statutory rates 	                  $  (37,900)  	$  (175,000)

State income taxes, net of federal benefit 	 	      (7,600)       (38,700)

Effect of net operating losses with no
current benefit                              	 	    45,500 	      213,700
	  	                                            $ 	      -    $ 	       -

Net deferred taxes included the following at May 31, 1998 and 1997:

                                           	 	       1998 		       1997
Deferred tax assets                             $ 1,009,000 	 $   975,000
Valuation allowance for deferred tax assets 	    (1,009,000) 	   (975,000)
Net 	                                           $ 	       - 	 $ 	       -

Deferred tax assets are comprised of the following at May 31, 1998 and 1997:

                                           	 	       1998  		      1997
Loss carryforwards 	                            $   865,000 	 $   689,000
Accrued litigation 	 	                               51,000       120,000
Tax credit carryforwards 	 	                         58,000 	      85,000
Accrued compensation 	 	                             14,000 	      16,000
Warranty accrual 	 	                                 15,000 	      10,000
Allowance for doubtful accounts 	 	                   6,000 	      38,000
Other, net 	 	 	 	                                        -        17,000
Subtotal 	 	                                      1,009,000 	     975,000

Valuation allowance for deferred tax assets 	    (1,009,000) 	   (975,000)
Net	 	                                          $ 	       -	   $ 	      -

At May 31, 1998, the Company has approximately $2,471,000 of net operating loss (NOL) carryforwards available to offset future taxable income and approximately $59,000 of tax credit carryforwards to offset future federal income tax liabilities. These carryforwards expire as follows:

Years ending May 31: 	     Net Operating Loss          Tax Credit

	1999  	                    $         0 	              $   48,000
	2000  	 	                      846,000         	          11,000
	2001  	 	                      516,000             	 	         0
	2002  	 	                      236,000 	             	         0
	2003  	 	                      113,000 	 	                     0
	2004  	 	                      128,000             	 	         0
	2010  	 	                      186,000 	             	         0
	2011  	 	 	 	                        0                         0
	2012  	 	                       56,000 	             	         0
	2013  	 	                      390,000 	             	         0
	 	                          $2,471,000 	              $   59,000

The merger (see Note 8) will limit the annual availability of the NOL carryforwards.

Note 3:   Stock Options

The Company has a stock option plan that permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of Section 422. The plan has 250,000 shares available for grant. Option prices shall be determined by the Company at the date the option is granted and shall not be less than the fair market value of the common stock of the Company on the grant date. Options become exercisable as determined at the date of the grant by the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of the grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Companys stock option plan been determined based on the fair value at the grant date for stock options consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Companys net loss and basic and diluted loss per share would have changed to the pro forma amounts indicated below:

                                              	   	Years Ended May 31
	 	 	                                            1998             1997
Net loss, as reported 	                      $ (108,437)     $ (499,939)
Net loss, pro forma 	 	                        (111,422)       (501,072)
Basic and diluted loss per share, as reported 	 	 (0.04)  	       (0.17)
Basic and diluted loss per share, pro forma 	 	   (0.04) 	        (0.17)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

	 	                                               Years Ended May 31
                                                1998             1997
Expected dividend yield 	 	 	 	                     0               0
Expected stock price volatility 	 	            155.92%              0
Risk-free interest rate 	 	                       6.3%  	 	         0
Expected life of options                       2 years              0
Weighted-average fair value of options
  granted during the year 	                  $	  0.15         $ 	   0



Additional information relating to all outstanding options as of May 31,
1998 and 1997, is as follows:
                   	 	         1998 	  		 	               1997
		                               Weighted Average           Weighted Average
                        Shares   Exercise Price     Shares  Exercise Price
Options outstanding,
 beginning of year 	    85,000 	   $ 	   0.12  	    105,000 	 $ 	 0.10
Options granted 	 	     45,000 	     	   0.21    	        0          0
Options exercised 	    (20,000) 	        0.10  	    (15,000)	 	   0.05
Options surrendered 	  (35,000)      	   0.12    	   (5,000) 	    0.05
Options outstanding,
 end of year 	     	    75,000 	   $ 	   0.17    	   85,000 	 $   0.12
Options exercisable
 at year end 	 	        41,750 	   $ 	   0.14 	      51,250 	 $   0.11
Weighted-average fair
 value of options granted
 during the year 	 	 	             $ 	   0.13 	 	 	           $ 	    0


The following table summarizes information about stock options outstanding at May 31, 1998:

                  	 	 	 	Options Outstanding 	 	   Options Exercisable
                              Weighted-
                              Average     Weighted-                 Weighted-
Range of     Number Out-     Remaining    Average      Number       Average
Exercise     Standing at     Contractual  Exercise  Exercisable at  Exercise
Prices       May 31, 1998    Life(Years)   Price      May 31, 198     Price

$0.0625 -
  $0.28 	      75,000 	 	        4 	       $ 0.17   	 	 41,750        $0.14


Note 4:  Export Sales

The Company's export sales are principally to Europe and Asia and totaled approximately 35 and 41 percent of net sales for the years ended May 31, 1998 and 1997, respectively.

Note 5:  Related-Party Lease

The Company leases its office facility from a partnership controlled by an officer/stockholder of the Company. The lease requires approximate future noncancelable minimum annual lease payments of $54,000 through December 2003, and the payment of a pro rata share of building operating expenses. The Company has also guaranteed the underlying debt on the property, which consists of a $1,100,000 term loan expiring January 2000. Total approximate rent expense for the years ended May 31, 1998 and 1997, was $126,000 and $73,000, respectively, of which approximately $88,000 in 1998 was with the related party. During 1998 the Company amended their lease agreement, which resulted in cancellation costs of approximately $20,000.

Note 6:  Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering all employees who meet the age and service requirements of the plan. Employees may make elective contributions and the Company, at the discretion of the Board of Directors, has the option of making a matching contribution each year, up to 25 percent of the employees contribution. No matching contributions were made for the year ended May 31, 1998. The Company made matching contributions of approximately $2,400 in 1997.

Note 7:  Litigation

In September 1996, a jury verdict in the amount of $352,000 was awarded to a former vendor for its claim that the Company owed additional amounts under a 1988 software license agreement. This liability was full accrued in 1997 and recorded in other expense. In December 1997, the Company entered into a settlement agreement with this vendor to reduce the jury award to $200,000. The remaining amount due under the agreement calls for annual payments of $25,000 through December 2002, with an additional $25,000 due December 1999. In the event the Company defaults on any of the annual payments, the full judgment, less any amounts paid under the settlement agreement, will be reinstated. The reduction in the liability of $152,000 is recorded in other income in 1998.

Note 8:  Subsequent Event

On July 23, 1998, Biosensor acquired all of the outstanding shares of Carolina Medical, Inc. (CMI), pursuant to a Plan of Reorganization and Agreement by and between Biosensor and CMI, dated May 29, 1998. Biosensor acquired all shares of CMIs common stock in exchange for 149,025.15 shares of Biosensor's Series A preferred stock. Each share of Series A preferred stock is convertible into 96 shares of Biosensor common stock. Each share of Series A preferred stock votes and participates in dividends and liquidations on an as-if-converted basis. The holders of the Series A preferred stock now have voting power equal to approximately 83 percent of the voting power of all issued and outstanding shares of Biosensors capital stock.

For accounting purposes, the transaction became effective July 1, 1998. Because CMI effectively controls the Company after the transaction, the transaction will be recorded as a "reverse acquisition," whereby CMI will be deemed to have acquired Biosensor. The net assets of Biosensor acquired will be recorded at fair market value. The historical financial statement, of the Company prior to the acquisition will become those of CMI. Subsequent to July 1, 1998, the financial statements will include the operations of the combined companies.

In connection with the merger, Biosensor was released from the corporate guarantee on a $1.1 million loan for the facility partially occupied by the Company (see Note 5). However, Biosensor agreed to reimburse the related partnership owning the building for any increase in interest costs resulting from the refinancing of the partnership's debt through December 31, 2002. The rate of interest on the building debt is variable (currently 8.125 percent). This debt is due January 1, 2000. For every 1 percent increase in the interest rate above 8.125 percent, the additional annual cost to the Company would be approximately $11,000.