Form 10QSB
period 1998-09-30
BIOSENSOR CORP
filed 1998-11-25
CIK 708282

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-QSB

(mark one)
__X__ Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

          For the quarterly period ended September 30, 1998

______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

      Commission file number 0-11408

                            BIOSENSOR CORPORATION
         (Exact name of small business issuer as specified in its charter)
   MINNESOTA                                     41-1427114
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

   6 Woodcross Drive,  Columbia, South Carolina                   29212
(Address of principal executive offices)                     (Zip code)

 (803) 407-3044
(Issuer's telephone number, including area code)

Former address- 7001 East Fish Lake Road,  Maple Grove, MN 55311
Former fiscal year- May 31st
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___X____    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,008,055 at November 25, 1998.

















PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements





BIOSENSOR CORPORATION

Consolidated Balance Sheets - Note 1


                                         September 30, 1998    June 30, 1998
ASSETS                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                    $730,834           $772,415
  Accounts receivable, net of allowance
  for doubtful accounts                       1,504,753          1,364,546
  Refundable income taxes                        30,708             30,708
  Inventories--Note 2                         1,465,034          1,366,232
  Deferred income taxes                         138,868            138,868
  Prepaid expenses                              138,688            102,299
     Total Current Assets                     4,008,885          3,775,068


PROPERTY AND EQUIPMENT--Net of depreciation     839,784            891,764

OTHER ASSETS
  Goodwill, net of accumulated amortization
  -- Note 3                                   1,206,210          1,220,934
  Other assets, net--Note 4                     206,857            216,166
                                              1,413,067          1,437,100

                                             $6,261,736         $6,103,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt         $252,711           $265,923
  Current maturities of related party
    obligations                                 168,784            161,136
  Current maturities of capital lease
    obligations                                  14,269             14,791
  Notes payable--Note 5                         304,837            295,798
  Trade accounts payable                        966,813          1,017,962
  Accrued payroll and related liabilities       292,243            224,601
  Deferred service contract revenue             314,639            312,971
  Other accrued expenses                        414,305            330,974
         Total Current Liabilities            2,728,601          2,624,156

LONG-TERM DEBT, less current maturities       1,127,608          1,044,232

RELATED PARTY OBLIGATIONS, less
  current maturities-Notes 5,9                1,628,129          1,638,507

CAPITAL LEASE OBLIGATIONS, less
  current maturities                              5,875              7,757

DEFERRED TAX LIABILITY                            3,855              3,855


STOCKHOLDERS' EQUITY - Notes 1,9
 Common stock, $.05 par value;
 4,850,000 shares authorized,
 2,843,055 shared issued at
 September 30, 1998:  $.20 par value
 4,000,000 shares authorized, 1,987,002
 issued at June 30, 1998                        142,153            397,400
 Preferred stock--Note 1                        715,321                  0
 Additional paid-in capital                     916,963          1,267,152
 Accumulated deficit                         (1,006,769)          (879,127)
                                                767,668            785,425

                                             $6,261,736         $6,103,932

The accompanying notes are an integral part of these financial statements.





BIOSENSOR CORPORATION

Pro forma Combined Balance Sheets - Notes 1, 10

                                        September 30, 1998    June 30, 1998
ASSETS                                    (Unaudited)          (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                   $730,834           $822,497
  Accounts receivable, net of
  allowance for doubtful accounts            1,504,753          1,566,614
  Refundable income taxes                       30,708             30,708
  Inventories                                1,465,034          1,583,454
  Deferred income taxes                        138,868            138,868
  Prepaid expenses                             138,688            144,807
     Total Current Assets                    4,008,885          4,288,948

PROPERTY AND EQUIPMENT--Net of
  depreciation                                 839,784            925,175

OTHER ASSETS
  Goodwill, net of accumulated amortization
  -- Note 3                                  1,206,210          1,220,934
  Other assets, net--Note 4                    206,857            216,166
                                             1,413,067          1,437,100

                                            $6,261,736         $6,651,223

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $252,711           $292,923
  Current maturities of related party
    obligations                                168,784            161,136
  Current maturities of capital lease
    obligations                                 14,269             14,791
  Notes payable--Note 5                        304,837            295,798
  Trade accounts payable                       966,813          1,069,402
  Accrued payroll and related liabilities      292,243            257,111
  Deferred service contract revenue            314,639            354,022
  Other accrued expenses                       414,305            471,379
         Total Current Liabilities           2,728,601          2,936,562


LONG-TERM DEBT, less current maturities      1,127,608          1,169,232

RELATED PARTY OBLIGATIONS, less
  current maturities-Notes 5,9               1,628,129          1,638,507

CAPITAL LEASE OBLIGATIONS, less
  current maturities                             5,875              7,757

DEFERRED TAX LIABILITY                           3,855              3,855

STOCKHOLDERS' EQUITY - Notes 1,9
Common stock, $.05 par value; 4,850,000
 shares authorized,  2,843,055 shared
 issued at June 30, and September 30,
 1998                                          142,153            142,153
 Preferred stock--Note 1                       715,321            715,321
 Additional paid-in capital                    916,963            916,963
 Accumulated deficit                        (1,006,769)          (879,127)
                                               767,668            895,310

                                            $6,261,736         $6,651,223

The accompanying notes are an integral part of these financial statements.






BIOSENSOR CORPORATION

Consolidated Statements of Operations - Note 1

For the Quarters Ended September 30,                   1998         1997
                                                   (Unaudited)   (Unaudited)

NET SALES AND SERVICES                             $2,333,590      $517,581

COST OF SALES AND SERVICES                          1,319,703       311,774

GROSS PROFIT                                        1,013,887       205,807

OPERATING EXPENSES:
   Selling, general and administrative                833,311       148,793
   Research and development                           233,202        38,210
                                                    1,066,513       187,003

OPERATING PROFIT (LOSS)                               (52,626)       18,804

OTHER EXPENSES, net                                   (75,649)      (10,475)

NET PROFIT (LOSS) BEFORE INCOME TAXES                (128,275)        8,329

PROVISION FOR INCOME TAXES                                633           269

NET PROFIT (LOSS)                                    (127,642)        8,598

ACCUMULATED SURPLUS (DEFICIT)--BEGINNING OF PERIOD   (879,127)       34,790

ACCUMULATED SURPLUS (DEFICIT)--END OF PERIOD      ($1,006,769)      $43,388

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES       ($127,642)       $8,598

BASIC EARNINGS  (LOSS) PER COMMON SHARE - Note7        ($0.04)        $0.00

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Note 9                      2,843,055     1,987,002





The accompanying notes are an integral part of these financial statements.





BIOSENSOR CORPORATION

Pro forma Combined Statements of Operations - Notes 1, 10

For the Quarters Ended September 30,                  1998           1997
                                                   (Unaudited)   (Unaudited)

NET SALES AND SERVICES                              $2,333,590    $2,931,165

COST OF SALES AND SERVICES                           1,319,703     1,715,616

GROSS PROFIT                                         1,013,887     1,215,549

OPERATING EXPENSES:
   Selling, general and administrative                 833,311       895,160
   Research and development                            233,202       339,786
                                                     1,066,513     1,234,946

OPERATING PROFIT (LOSS)                                (52,626)      (19,397)

OTHER EXPENSES, net                                    (75,649)      (92,495)

NET PROFIT (LOSS) BEFORE INCOME TAXES                 (128,275)     (111,892)

PROVISION FOR INCOME TAXES                                 633             0

NET PROFIT (LOSS)                                     (127,642)     (111,892)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES        ($127,642)    ($141,605)

BASIC EARNINGS  (LOSS) PER COMMON SHARE - Note7         ($0.04)       ($0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Note 9                       2,843,055     2,843,055




The accompanying notes are an integral part of these financial statements







BIOSENSOR CORPORATION


Consolidated Statements of Cash Flows -Note 1

For the Quarters Ended September 30,                    1998         1997
                                                     (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
   Net profit (loss)                                 ($127,642)       $8,598
   Adjustment to reconcile net loss to net cash
      Provided by operating activities:
         Depreciation                                   99,661        11,992
         Amortization                                   35,239             0
   (Increase) decrease in current assets:
         Accounts receivable                            63,861        14,447
         Inventories                                   118,420        37,201
         Prepaid and other current asset                 6,119

   Increase (decrease) in current liabilities:
         Accounts payable                             (122,589)      (31,013)
         Accrued payroll and related liabilities        35,132
         Deferred service contract revenue             (39,383)
         Other accrued expenses                        (57,074)       11,760
CASH PROVIDED (USED) BY OPERATING ACTIVITIES            11,744        52,985

INVESTING ACTIVITIES
         Purchase of property and equipment            (14,270)       (9,000)
         Capitalization of product software             (6,040)
         Capitalization of costs related to mergers     (5,166)
         Increase in deposits and other assets          (1,882)
CASH USED BY INVESTING ACTIVITIES                      (27,358)       (9,000)

FINANCING ACTIVITIES
         Proceeds from issuance of long term debt            0
         Net change in short term debt                   9,039       (52,673)
         Payments of long term debt                    (85,088)
         Cash acquired in merger with Biosensor--
          Note 1                                        50,082
CASH PROVIDED BY FINANCING ACTIVITIES                  (25,967)      (52,673)

NET DECREASE IN CASH AND CASH EQUIVALENTS              (41,581)       (8,688)

CASH AT BEGINNING OF PERIOD                            772,415       138,667

CASH AT END OF PERIOD                                 $730,834      $129,979




The accompanying notes are an integral part of these financial statements.






BIOSENSOR CORPORATION
Notes to Financial Statements

1.	Basis of Presentation
						Background

On July 23, 1998, effective July 1, 1998 Biosensor Corporation ("Biosensor" or the "Company") acquired through a "reverse merger" all outstanding shares of capital stock of Carolina Medical Inc. ("Carolina Medical" or "CMI") in exchange for 149,025.15 shares of the Company's Series A Preferred Stock and adopted a Plan of Reorganization and Agreement (the "Plan") dated May 29, 1998. This Plan requires the Company to submit to its shareholders proposals i) to change the Company's name to BIOTEL, Inc., ii) to effect a one-for-six reverse stock split of its common stock (the "Reverse Stock Split"), and iii) to increase the authorized number of shares of common stock to 10,000,000 and the authorized number of shares of preferred stock to 2,000,000. These proposals will be set forth in a proxy solicitation, which the Company expects to mail to shareholders on or about December 10, 1998.

CMl develops, manufactures, markets and services digital ultrasound imagers, electronic instruments for detecting circulatory system disorders and measuring the flow and pressure of blood. CMI has two subsidiaries: Braemar, Inc., and Advanced Medical Products, Inc. Braemar, Inc. is a wholly owned subsidiary of CMI that develops, manufactures and markets tape recording devices and digital electronics for ambulatory ECG (Holter) monitoring devices. CMI owns approximately 55% of the issued and outstanding common stock of Advanced Medical Product, Inc., a publicly held Delaware corporation, that develops, manufactures, markets and services ambulatory ECG and blood pressure monitors.

Each share of Series A Preferred Stock is convertible into 96 shares of the Company's Common Stock prior to the proposed one share for six reverse stock split, or 16 shares of common stock after the proposed reverse stock split. Each share of Series A Preferred Stock votes and participates in dividends and liquidations on an as-if-converted basis. The Series A Preferred Stock will automatically convert into common stock as of the end of business on the first day following the date that the Company's Articles of Incorporation authorize sufficient common stock to accommodate conversion of all issued and outstanding shares of Series A Preferred Stock. As a result, shareholders of the Series A preferred stock effectively own approximately 83% of the Company's outstanding common stock. Because this transaction was a "reverse merger", the historical financial statements of the Company for Fiscal 1997 and Fiscal 1998 are those of Carolina Medical consolidated with its subsidiaries. The net assets of Biosensor acquired in the reverse merger were recorded at the June 30, 1998 fair market value.

On July 23, 1998, the Company determined to change its fiscal year end to June 30, 1998 from May 31, 1998. The Company has adopted the fiscal year of CMI, the accounting acquiror. The accompanying unaudited financial statements for the quarter ended September 30, 1998 are those of the combined Company, consolidating the balance sheets and statements of operations of Carolina Medical, Braemar, Biosensor and Advanced Medical (the Company's
55% subsidiary), with all appropriate consolidating adjustments. The compara-tive statement of operations for the quarter ended September 30, 1997 is that of the acquiror, and does not include the results of Braemar, which had not been acquired at that time; or Biosensor, as the September 1997 period was prior to the merger of Biosensor and Carolina Medical; or Advanced Medical which as a minority owned subsidiary was accounted for at that time using the equity method. A pro forma combined statement of operations is also included for comparative purposes.

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1999. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1998, and in the Company's report on Form 8K filed
July 23, 1998 and the Financial Amendment to Form 8K filed on November 24,
1998.

2. Inventory                               Sept. 30, 1998       June 30, 1998
                                             (unaudited)
Inventory consisted of:
	Raw materials and work in process           $ 1,326,865        $  1,270,522
	Finished goods                                  589,213             505,667
 Reserve for obsolescence                       (451,044)           (409,957)
                                               1,465,034        $  1,366,232

3.	Business Combinations and Goodwill

Carolina Medical acquired the assets of Braemar Inc. and certain other assets at purchase prices greater than the fair market value of the acquired net assets; the difference was allocated to goodwill totaling $1,266,082, which is being amortized over 15 years. Accumulated amortization totaled $45,148 at June 30, 1998 and $59,872 at September 30, 1998.

4. Other Long Term Assets                   Sept. 30, 1998     June 30, 1998
                                             (unaudited)

Product software costs net of amortization
at 9/30/98 of $330,287 and 6/30/98 of
$319,381                                      $  47,885          $ 52,751
Deferred charges, net of amortization            52,500            60,000
Acquisition assets, net of amortization          56,305            52,748
Other                                            45,667            40,667
                                              $ 206,857	         $216,166

5. Related Party Transactions

The Company has a note payable to a stockholder of the Company in the amount of $1,600,000 at an annual interest of prime plus 1.5%, interest paid monthly and the principal due October 20, 1999. At September 30, 1998, interest of
$6,667 was accrued on this note. In addition, the Company has a note payable to another stockholder of the Company in the amount of $150,000 at an annual interest rate of 12%, with interest paid monthly and the principal due
January 1, 1999. At September 30, 1998, $19,329 in interest was due on this note, and was accrued.

In July 1996, the Company entered into a loan agreement with Advanced Medical Products, Inc., a majority owned subsidiary of the Company, under which the Company loaned Advanced Medical $150,000 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 has subsequently been extended to December 31, 1999. At September 30, 1998, $3,000 in interest was due the Company, in addition to the principle of $150,000. Inter-company debt and expense has been eliminated in the consolidated financial statements.

During July and August 1998, the Company loaned to Advanced Medical an additional $70,000 to meet working capital needs, of which $30,000 was repaid in September 1998.

Advanced Medical purchased approximately $151,000 of finished goods from Braemar, Inc. a subsidiary of the Company, and approximately $70,000 of finished goods from Biosensor during the quarter ended September 30, 1998, in addition to $240,000 of finished goods purchased from Braemar prior to June 30, 1998. At September 30, 1998, approximately $327,000 was owed to the Company and its subsidiary by Advanced Medical as accounts payable for finished goods that had been purchased by Advanced Medical from the Company and its subsidiaries. Inter-company receivables and payables have been eliminated in the consolidated financial statements. Inter-company profits were not material. (see Note 9, Subsequent Events)

6. Capital Stock Transactions

In May 1998, Carolina Medical, Inc. sold shares of Carolina Medical's common stock to two investors for $470,000, net of costs of the transaction. As a result of the July 23, 1998 exchange of Carolina Medical's common stock for the Company's Series A Preferred Stock, these two investors own 15,000 Shares of the Company's Series A Preferred Stock or 10% of the total Series A
Preferred Stock issued and outstanding.

Also in May 1998, Carolina Medical, Inc., issued shares of its common stock to acquire 300,000 shares of Advanced Medical Products, Inc. common stock previously owned by Nishimoto Sangyo Company, Ltd., which increased the Company's ownership in Advanced Medical from 51% to 55.3% of the issued and outstanding common stock.

During May and June 1998 Carolina Medical, Inc. issued additional shares of its common stock to acquire all of the issued and outstanding shares of Advanced Medical's Preferred Stock totaling 2,377 shares, 2,217 previously owned by Nishimoto and 160 shares previously owned by SCANA, including all unpaid dividends of $162,981. (See Note 9, Subsequent Events) As a result of the share exchange of Carolina Medical common stock for the Company's
Series A Preferred Stock,   Nishimoto, a distributor for certain of the
Company's products, owns 15,000 Shares of the Company's Series A Preferred Stock or 10% of the total Series A Preferred Stock issued and outstanding.


7.	Per Share Earnings

Basic earnings (loss) per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share calculations did not include the impact of outstanding options as they would be antidilutive.

8. Plan to Acquire Advanced Medical Products, Inc. by Merger

In July 1998 the Company's Board of Directors approved a Plan of Reorganization and Merger, which plan was subsequently approved by the Board of Directors of Advanced Medical, authorizing the merger of a wholly owned subsidiary of Biosensor, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The Company and Advanced Medical are currently preparing a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor
Inc.

9.	Subsequent Events

In July 1998, the Board of Directors of the Company and the Board of Directors of Advanced Medical approved a plan for Carolina Medical to purchase from Advanced Medical the Micros QV ultrasound product line, including inventory valued at June 30, 1998 at $135,152 and all rights and related intellectual property, in exchange for the return to Advanced Medical of all of the 2,377 shares of the Advanced Medical's Preferred Stock having a face value of $2,377,000 and forgiveness of all of the accrued unpaid dividends totaling $162,981 as of June 30, 1998. The Company also agreed to waive any payment of dividends on the Preferred Stock for the quarter ended September 30, 1998; thus no dividend income was accrued by the Company and no dividend expense accrued by Advanced Medical for the quarter ended September 30, 1998. This transaction, approved by both company's boards in July, was completed In October 1998.

In November 1998, 150,000 shares of the Company's common stock were issued to the President of Braemar, Inc., a wholly owned subsidiary of the Company, as a stock bonus. Expense was accrued in the September 1998 quarter at fair market value of the stock over the prior 30 day period. Also in November, 15,000 shares of the Company's common stock were issued to a prior employee of Biosensor upon exercise of stock options under the Company's incentive stock option plan and a stock option agreement dated December 30, 1997.

10.	Pro forma Combined Financial Statements

Included herewith are Pro forma Combined Balance Sheets and Pro forma
Combined Statements of Operations showing what the financial results would have been at June 30, 1998 and for the comparative quarter ended September 30, 1997 if the acquisition of Braemar Inc., the purchase of majority ownership of Advanced Medical, and the merger of Carolina Medical and Biosensor had all taken place on June 30, 1997.



ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements

This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events including future cash flows, results of operations, expected continuing availability of the credit line, the Company's continuing ability to sell its Holter and ambulatory blood pressure products to office practices, and the Company's belief regarding future recovery from declining revenues in the medical device industry. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

Results of Operations

The following discussion should be read in conjunction with the accompanying ConsolidatedFinancial Statements, including the notes thereto, and the Proforma Combined Financial Statements, appearing elsewhere herein.

The Company's consolidated revenues from sales of products and services were $2,333,590 for the three months ended September 30, 1998 compared to $517,581 for the comparable quarter ended September 30, 1997. Carolina Medical's sales for the three months ended September 30, 1998 of $436,950 were off approximately $81,000 from the comparable quarter in 1997. Of the net increase in consolidated sales of $1,816,000, approximately $1,028,000 resulted from the acquisition of Braemar, Inc., $194,000 resulted from the merger of Biosensor and Carolina Medical, and $675,000 was due to the change from the equity method to consolidation accounting when Carolina Medical's ownership in Advanced Medical increased to a majority.

Gross profit margin was 43.4% of net sales for the three months ended September 30, 1998 compared to 39.8% for the three months ended September 30, 1997.
Sales of Advanced Medical's and Biosensor's products contributed to higher gross margins.

Selling, general and administrative expenses of $833,311 for the three months ended September 30, 1998 were 35.7% of net sales for the period compared to expenses of $148,793 or 28.7% of net sales for the same period last year. The higher percentage of sales for selling, general and administrative expenses was a result of the consolidation of Advanced Medical, which has substantially higher selling expenses as a percentage of sales, and because legal and audit expenses were higher than usual as a result of merger and acquisition activities.

Research and development costs during the first quarter of fiscal 1999 were 10% of sales at $233,202, the majority of which was spent on the Braemar DXP1000 digital Holter monitor development. Research and development expenditures by Carolina Medical during the first quarter last year were $38,210 or 7.4% of sales. The Company expects to continue to spend 7% to 10% of sales on new product development in order to remain technologically competitive.

Consolidated net income for the quarter ended September 30, 1998 was a loss of $127,642 compared to a profit of $8,598 for the same period last year. Of the consolidated loss in the quarter ended September 30, 1998, $93,530 was non-recurring legal, accounting and transitional costs related to merger and acquisition activities. Net interest and other non-operating expenses for that quarter were $75,649. The Company is taking steps to consolidate operations to reduce expenses, and is pursuing alternate financing in an attempt to reduce interest costs.

During the first three months of fiscal 1999, accounts receivable increased from $1,364,546 at June 30, 1998 to $1,504,753 at September 30, 1998;
inventory increased from $1,366,232 to $1,465,034; current accrued payroll and other expenses increased from $555,575 to $706,548. These net increases in both current assets and current liabilities were primarily a result of the consolidation of Biosensor's and Carolina Medical's assets and liabilities on July 1, 1998.

Comparing the actual results to the Pro forma results shows consolidated revenues from sales of products and services were down $597,575 or 20% for the three months ended September 30, 1998 compared to the pro forma three months ended September 30, 1997.

Gross profit margin was 43.4% of net sales for the three months ended September 30, 1998 compared to 41.5% for the pro forma three months ended September 30, 1997.

Selling, general and administrative expenses of $833,311 for the three months ended September 30, 1998 were 35.7% of net sales for the period compared to expenses of $895,160 or 30.5% of net sales for the pro forma period last year. These expenses were lower in the recent quarter even though legal and audit expenses were higher than usual as a result of merger and acquisition activities.

Research and development costs during the first quarter of fiscal 1999 were 10% of sales at $233,202, the majority of which was spent on the Braemar DXP1000 digital Holter monitor development. Pro forma combined research and development expenditures during the first quarter last year were $339,786 or 11.6% of sales. The Company expects to continue to spend 7% to 10% of sales on new product development in order to remain technologically competitive.

Consolidated net income for the quarter ended September 30, 1998 was a loss of $127,642 compared to a loss of $111,892 on a pro forma combined basis for the same period last year.

Of the consolidated loss in the quarter ended September 30, 1998, $93,530 was non-recurring legal, accounting and transitional costs related to merger and acquisition activities. Net interest and other non-operating expenses for that quarter were $75,649 compared to $92,495 for the quarter ended September 30, 1997. The Company would have had an additional loss applicable to common shares in the September 1997 quarter due to dividends on Advanced Medical Preferred Stock.

During the first three months of fiscal 1999, current assets decreased by approximately $280.000 and current liabilities decreased by approximately $208,000 from the pro forma June numbers.

Liquidity and Capital Resources

Operating activities provided $ 11,744 of cash during the quarter ended September 30, 1998 compared with $52,985 provided during the quarter ended September 30, 1997. Investing and financing activities during the first quarter of fiscal 1999 used $53,325 compared to $$61,673 used by investing and financing activities during the same period last year. Net cash decreased by $41,581 during the fiscal 1999 first quarter to $730,834 at September 30, 1998, and by $8,688 during the fiscal 1998 first quarter to $129,979 at September 30, 1997.

The Company and its subsidiaries at September 30, 1998 had total debt with several unrelated lenders of approximately $1,700,000 of which $572,000 was current or current portions of long term debt and $1,128,000 was long term debt. Advanced Medical is in violation of certain covenants of its credit agreement, however the lender has waived the covenant violations through December 31, 1998. During the quarter ended September 30, 1998 the Company loaned additional funds to Advanced Medical, and credit has been extended to Advanced Medical by a subsidiary of the Company to enable Advanced Medical to purchase finished goods for resale.

In addition to the various loans outstanding with unrelated parties, the Company has loans outstanding in the amounts of $150,000 and $1,600,000 with two stockholders of the Company. Annual interest costs of 12% and 10% respectively are due monthly on these loans, the principal amounts of which are due in January 1999 and October 1999 respectively. Discussions are in process with several lending institutions regarding possible credit facilities that would replace both the related party loans and the unrelated party loans with one consolidated credit facility.

The Company at June 30, 1998 and September 30, 1998 had net working capital (current assets minus current liabilities) of $1,150,912 and $1,'280,284 respectively. Net stockholder equity was $785,425 on June 30, 1998 and $767,668 on September 30, 1998. The Company believes that internally generated funds and existing borrowing resources will provide sufficient funds to meet current commitments and future working capital needs. However, the Company is actively seeking alternative financing that could increase working capital and reduce interest costs.

The Company currently does not have plans for any major capital expenditures in fiscal 1999.










PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K  -   The Company filed a report on Form 8-K on July 23,
1998, which report was amended on November 24, 1998, regarding the merger of Carolina Medical and Biosensor Corporation.





SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.






BIOSENSOR CORPORATION
  (Registrant)


					By:  __RONALD G. MOYER____
						Ronald G. Moyer, President


Dated:  November 25, 1998




















1