Form 10KSB/A
period 1998-05-31
BIOSENSOR CORP
filed 1999-01-28
CIK 708282

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           FORM 10-KSB  AMENDED

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


BIOSENSOR CORPORATION


By:  /s/ Ronald G. Moyer
     Ronald G. Moyer
     President and Chief Executive Officer

Date: August 31, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Ronald G. Moyer
Ronald G. Moyer           President, Chief Executive      August 31, 1998
                          Officer, and Director
                          (Principal Executive Officer)


/s/Michael Oliver
Michael Oliver            Chief Financial Officer         August 31, 1998
                          (Acting)


/s/ L. John Ankney
L. John Ankney            Director                        August 31, 1998


/s/ David A. Heiden
David A. Heiden           Director                        August 31, 1998


/s/ C. Roger Jones
C. Roger Jones            Director                        August 31, 1998


/s/ B. Steven Springrose
B. Steven Springrose      Director                        August 31, 1998


/s/ Spencer M. Vawter
Spencer M. Vawter         Director                        August 31, 1998



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